Form 10-Q
period 1998-06-30
DONNELLEY R H INC
filed 1998-08-12
CIK 1065310

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

                        Commission file number 001-07155

                           R.H. DONNELLEY CORPORATION
           -----------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                          13-2740040
---------------------------       ------------------------
(State of Incorporation)          (I.R.S. Employer Identification No.)

One Manhattanville Road, Purchase N.Y.                        10577
---------------------------------------                       -------------
(Address of principal executive offices)                      (Zip Code)

The Dun & Bradstreet Corporation, One Diamond Hill Rd., Murray Hill, New Jersey 07974
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of Class                  Shares Outstanding
Common Stock,                   at July 31, 1998
par value $1 per share          171,326,666

                       Commission file number 333-59287
                               R.H. DONNELLEY INC. *
------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                          36-2467635
---------------------------     ---------------------------
(State of Incorporation)           (I.R.S. Employer Identification No.)

One Manhattanville Road, Purchase N.Y.               10577
----------------------------------------         -----------
(Address of principal executive offices)          (Zip Code)

Registrants' telephone number, including area code     (914) 933-6400

[FN]

* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation and is not presently subject to the filing requirements of Sections 13 or 15(d). As of July 31, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

                           R.H. DONNELLEY CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION

                                                  PAGE
Item 1. Financial Statements

Consolidated Statements of Operations for the Three and Six Months
Ended June 30, 1998 and 1997                      3

Consolidated Balance Sheets at
June 30, 1998 and December 31, 1997               4

Consolidated Statements of Cash Flows for the     5
Six Months Ended June 30, 1998 and 1997

Notes to Consolidated Financial Statements        6-8

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations   9-13



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                         14

Item 6. Exhibits and Reports on Form 8-K          14-17

SIGNATURES                                        18-19


R.H. Donnelley Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

                                                             Three Months Ended
Six Months Ended
                                                                 June 30,
June 30,

Amounts in thousands, except per share data              1998             1997
1998                                    1997

Revenues                                              $  37,994            $
60,464                                 $  62,338           $  80,664
Expenses:
      Operating Expenses                                 12,263
26,613                                    19,356              32,167
      General and Administrative                        18,275
28,745                                    35,970              45,707
      Depreciation and Amortization                      4,903
5,615                                      9,856              11,030
                                                      ----------      --------
--                              ----------       ----------
             Total Expenses                              35,441
60,973                                    65,182            88,904

Income from Partnerships and Related Fees                          36,583
10,297                                    62,225              15,739
                                                      ----------      --------
--                              ----------       ----------
              Operating Income                             39,136
9,788                                     59,381             7,499

Interest Expense                                          3,015
0        3,015                                0
                                                      ----------      --------
--                              ----------       ----------
Income before Provision for Income Taxes                 36,121
9,788                                     56,366               7,499

Provision for Income Taxes                               14,448
3,915                                     22,546             3,000
                                                      ----------      --------
--                              ----------       ----------
    Net Income                                        $  21,673        $
5,873                                  $  33,820         $   4,499
                                                      ==========
==========                             ==========          ==========


Earnings Per Share of Common Stock:
 Basic                                              $      0.13       $    0.03
$     0.20                            $    0.03
 Diluted                                                   0.13
0.03                                   0.20              0.03

Shares Used in Computing Earnings Per Share:
 Basic                                                   171,470
170,994                           171,313         171,091
 Diluted                                                 173,102
171,477                           172,872         171,319


The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiary
Consolidated Balance Sheets (Unaudited)

                                                  June 30,       December 31,
Amounts in thousands, except share data             1998              1997
Assets
Current Assets
Cash and Cash Equivalents                         $       208         $
32
Accounts Receivable
     Billed                                             5,205            5,208
     Unbilled                                         130,217
129,620
     Allowance for Doubtful Accounts                             (5,304)
(4,014)
                                                  ------------        ----------
----
            Total Accounts Receivable, net            130,118          130,814
Deferred Contract Costs                                20,357            6,944
Other Current Assets                                   14,343            4,950
                                                  ------------        ----------
----
                    Total Current Assets              165,026          142,740
Property and Equipment, net                             23,653
25,460
Computer Software, net                                 36,102           37,546
Partnership Investments                               147,712          167,010
Other Non-Current Assets                               18,997            9,530
                                                  ------------        ----------
----
                    Total Non-Current Assets          226,464          239,546
                                                  ------------        ----------
----
Total Assets                                       $  391,490            $
382,286
                                                  ============
==============

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable                                   $    2,517       $      1,395
Accrued and Other Current Liabilities                  48,515           58,070
Current Portion of Long Term Debt                       2,250                0
                                                  ------------        ----------
----
                   Total Current Liabilities           53,282           59,465
Long Term Debt-net of Current Portion                 497,750                0
Deferred Income Taxes                                  39,394           34,456
Postretirement and Postemployment Benefits             12,920
12,920
Other Liabilities                                      14,423
16,770
                                                  ------------        ----------
----
                Total Liabilities                     617,769          123,611

Shareholders' Equity
Common Stock, par value $1 per share, authorized
- 400,000,000 shares; issued - 188,420,996 shares
for 1998 and 1997                                     188,421          188,421
Retained Earnings (Deficit)                          (397,570)
88,108
Treasury Stock, at par, 17,129,679 and 17,853,652
shares for 1998 and 1997, respectively                (17,130)
(17,854)
                                                  ------------        ----------
----
                   Total Shareholders' Equity         (226,279)        258,675

                                                  ------------        ----------
----
Total Liabilities and Shareholders' Equity        $   391,490         $
382,286
                                                  ============
==============

The accompanying notes are an integral part of the consolidated financial statements.



R.H. Donnelley Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
                                                                       Six
Months Ended
                                                                           June
30,
Amounts in thousands                                               1998
1997
Cash Flows from Operating Activities:
Net Income                                               $      33,820      $
4,499
Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
    Depreciation and Amortization                                9,856
11,030
    Provision for Doubtful Accounts                              3,765
5,613
    Cash Received in Excess of Income from Partnerships         19,298
52,622
    (Increase) Decrease in Accounts Receivable
(3,068)                                                      50,691
    Increase in Deferred Contract Costs                        (13,413)
(28,261)
    Decrease in Accounts Payable, Accrued and
      Other Current Liabilities                                 (7,684)
(8,743)
    Increase in Other Long Term Liabilities                      2,591
2,450
    (Increase) Decrease in Other Assets                         (9,394)
3,891
    Other, net                                                     (10)
(165)
                                                         --------------     ----
-----------
Net Cash Provided by Operating Activities                       35,761
93,627
                                                         --------------     ----
-----------

Cash Flows from Investing Activities:
Additions to Property and Equipment                             (3,115)
(7,773)
Additions to Computer Software                                  (4,229)
(3,670)
                                                         --------------     ----
-----------
Net Cash Used in Investing Activities                           (7,344)
(11,443)

Cash Flows from Financing Activities:
Net Distributions to D&B                                      (518,774)
(82,187)
Net Proceeds from Long Term Borrowings                         490,533
0
                                                         --------------     ----
-----------
Net Cash Used in Financing Activities                          (28,241)
(82,187)
                                                         --------------     ----
-----------
Increase (Decrease) in Cash and Cash Equivalents                   176
(3)
Cash and Cash Equivalents, at Beginning of Year                     32
60
                                                         --------------     ----
-----------
Cash and Cash Equivalents, at End of Period              $         208      $
57
                                                         ==============
===============

The accompanying notes are an integral part of the consolidated financial statements.


R.H. DONNELLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Background and Basis of Presentation

     On December 17, 1997, the Board of Directors of The Dun & Bradstreet Corporation ('D&B') approved in principle a plan to separate into two publicly-traded companies - R.H. Donnelley Corporation (the 'Company') and The New Dun & Bradstreet Corporation ('New D&B'). The distribution ('Distribution') was the method by which D&B distributed to its stockholders shares of New D&B common stock, which represent a continuing interest in the D&B businesses now conducted by New D&B. On July 1, 1998, as part of the Distribution, D&B distributed to its stockholders shares of New D&B stock. Shares of D&B common stock held by D&B stockholders represent a continuing ownership interest in the Company. In connection with the Distribution, D&B changed its name to R.H. Donnelley Corporation and D&B common stock has become the Company's common stock (the 'Common Stock'). After the Distribution, the Company's only operating subsidiary is R.H. Donnelley Inc. ('Donnelley'). Therefore, on a consolidated basis, the financial statements of the Company and Donnelley are substantially identical. The financial statements of the Company have been restated to reflect the recapitalization.

     The financial statements reflect the financial position, results of operations, and cash flows of the Company as if it were a separate entity. The financial statements include allocations of certain D&B corporate headquarters assets, liabilities and expenses relating to the Company's businesses that were transferred from D&B on June 30, 1998. Management believes these allocations are reasonable. However, the costs of these services and benefit charges are not necessarily indicative of the costs that would have been incurred if the Company had performed or provided these functions as a separate entity.

     These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and related notes of the Company for the year ended December 31, 1997. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

2.  Reconciliation of Shares Used in Computing Earnings Per Share

                                                   Three months            Six
months
(in thousands)                                    ended June 30,           ended
June 30,
                                                  1998         1997        1998
1997
Weighted average number of shares-basic           171,470      170,994
171,313                              171,091
Effect of potentially dilutive stock options        1,632          483
1,559                                    228
                                                  -------      -------     -----
--                                   -------
Weighted average number of shares-diluted         173,102      171,477
172,872                              171,319

     As required by SFAS No. 128, the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the table outlined above. The conversion of diluted shares has no impact on operating results. The Company's options generally expire 10 years after the initial grant date.



3.  Comprehensive Income

     Effective January 1, 1998, the Company adopted SFAS No. 130, 'Reporting Comprehensive Income'. This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in a financial statement for the period in which they are recognized and displayed with the same prominence as other financial statements. There were no additional components of comprehensive income and, as a result, the Company's total comprehensive income for the three and six month periods ended June 30, 1998 and 1997 were equal to net income for those periods.

4.  Commitment

     On June 5, 1998, Donnelley entered into a credit agreement with the Chase Manhattan Bank, as Administrative Agent, and the Lenders party thereto (the 'Credit Agreement'). Under the terms of the Credit Agreement, Donnelley obtained a Senior Revolving Credit Facility of $100 million and Senior Secured Term Facilities in the aggregate amount of $300 million, of which Donnelley has borrowed $350 million payable over a maximum period of 8.5 years. As of June 30, 1998, the weighted average interest rate under the Credit Agreement was 7.422% per annum. Also on June 5, 1998, Donnelley issued $150 million of Senior Subordinated Notes. These Notes pay interest semi-annually at the annual rate of 9.125% and are due in 2008. The net proceeds of the $500 million was dividended to D&B (and distributed to New D& B in connection with the Distribution), but repayment of such indebtedness remains an obligation of Donnelley, and is guaranteed by the Company.

     On June 16, 1998 Donnelley entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt under the Credit Agreement. At June 30, 1998, Donnelley had outstanding three interest rate swap agreements, having a total notional principal amount of $175 million. These agreements effectively change the interest rate on $175 million of floating rate borrowing to fixed rates. The interest rate swap agreements have terms of three to five years. Donnelley is exposed to credit risk in the event of nonperformance by the other party to the interest rate swap agreements. However, Donnelley does not anticipate nonperformance by the counterparty.

5.  Litigation

     On July 29, 1996, Information Resources, Inc. ('IRI') filed a complaint in the United States District Court for the Southern District of New York, naming as defendants D&B, A.C. Nielsen Company and IMS International Inc. (the 'IRI Action'). New D&B has assumed and will indemnify the Company against any payments to be made by the Company in respect to the IRI Action under the 1996 Distribution Agreement between D&B, Cognizant and ACNielsen, under the Indemnity and Joint Defense Agreement or otherwise, including any ongoing legal fees and expenses related thereto.

     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. In the opinion of management, the outcome of such current legal proceedings, claims and litigation will not materially affect the Company's financial position or results of operations on an annual basis.

6.  DonTech Partnerships

     In 1991, Donnelley formed a general partnership with an affiliate of Ameritech Corporation ('Ameritech'), the DonTech Partnership ('DonTech I'). Prior to August 1997, DonTech I solicited advertising, published and delivered various directories in Illinois and Northwest Indiana. During August 1997, Donnelley signed a series of agreements with Ameritech changing the structure of the existing partnership. A new partnership was formed ('DonTech') which was appointed the exclusive sales agent, in perpetuity, for yellow page directories published by Ameritech in Illinois and Northwest Indiana. The Company also receives direct fees from Ameritech (Revenue Participation) which are tied to advertising sales and are not included in the financial information below.

     The following are summarized combined financial information of the DonTech
Partnerships:

                            Three months       Three months                  Six
months
(in thousands)             ended March 31,    ended June 30,               ended
June 30,
                           1998      1997        1998      1997            1998
1997

Gross Revenues           $91,542  $10,900      $86,673    $214,299     $178,215
$225,199
Operating Income          58,556      300       54,029      96,121     112,585
96,421
Net Income Before Taxes   58,556      300       54,029      96,121      112,585
96,421


7.  Adoption of Statement of Financial Accounting Standards

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ('SFAS') No. 133, 'Accounting for Derivative Instruments and Hedging Activities' ('SFAS No. 133'), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Restatement of prior period financials is not required. The Company is in the process of evaluating the effect this statement will have on its financial statements and footnote disclosures.

8.  Subsequent Events

     On July 14, 1998 the Company announced that a special shareholders' meeting would be held to vote on a proposal to execute a reverse one-for-five stock split. The shareholders' meeting has subsequently been scheduled for August 24, 1998 and the record date was July 27, 1998. The proposed reverse split would be effective shortly after its approval by the stockholders.

     On July 14, 1998 the Company also announced plans to repurchase up to 15 million shares of its Common Stock under a systematic stock repurchase plan.
The repurchase authorization will be revised to three million shares if the Company's planned reverse stock split is approved. The primary purpose of the repurchase is to offset shares issued under the Company's employee and director compensation plans. The shares are expected to be purchased periodically over a three-year period in the open market, in accordance with guidelines established by the Securities and Exchange Commission. Stock purchased under this authorization would be held as treasury stock and would be available for issuance upon exercise of employee stock options and for compensation plans.

     On July 14, 1998, the Board of Directors declared a dividend of $0.035 per share payable on September 10, 1998 to holders of record on August 20, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The matters discussed in this Form 10-Q of R.H. Donnelley Corporation (the 'Company') and R.H. Donnelley Inc. ('Donnelley') contain forward looking statements that involve risks and uncertainties including risks associated with developments in the telecommunications industry, including the ongoing consolidation of telecommunications providers, trends towards alternatives to print advertising and other risks detailed from time to time in the Company's and Donnelley's filings with the Securities and Exchange Commission. These statements reflect the Company's current beliefs and specific assumptions with respect to future business decisions and are based on information currently available. Accordingly, the statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual operating results, performance or business prospects to differ from those expressed in, or implied by, these statements.

FINANCIAL REVIEW

     On December 17, 1997, the Board of Directors of The Dun & Bradstreet Corporation ('D&B') approved in principle a plan to separate into two publicly-traded companies - the Company and The New Dun & Bradstreet Corporation ('New D&B'). The distribution ('Distribution') was the method by which D&B distributed to its stockholders shares of New D&B common stock, which represent a continuing interest in the D&B businesses now conducted by New D&B. On July 1, 1998, as part of the Distribution, D&B distributed to its stockholders shares of New D&B stock. Shares of D&B common stock held by D&B stockholders represent a continuing ownership interest in the Company. In connection with the Distribution, D&B changed its name to R.H. Donnelley Corporation and D&B common stock has become the Company's common stock (the 'Common Stock'). After the Distribution, the Company's only operating subsidiary is Donnelley.

     Over the last 18 months, certain events and transactions occurred which impact the comparability of the three and six month results for 1997 and 1998. In August 1997, Donnelley signed a series of agreements with an affiliate of Ameritech ('Ameritech') changing the structure of the existing DonTech partnership ('DonTech I'). A new partnership was formed ('DonTech') and was appointed the exclusive sales agent, in perpetuity, for yellow page directories published by Ameritech in Illinois and Northwest Indiana (the 'DonTech Restructuring'). Prior to the DonTech Restructuring, the Company recognized revenues and costs for DonTech I when related directories were published. Under the new structure, DonTech now recognizes revenues and costs when a customer signs a sales contract. However, the effect of the DonTech Restructuring should not, on an annual basis, result in materially different financial results than during 1997. Also subsequent to the second quarter of 1997, the Company's contract with Cincinnati Bell expired in August 1997 and in December 1997, the Company sold its Proprietary-East business ('P-East'). Finally, changes in scheduling of directory publication dates and sales campaigns for both DonTech and Bell Atlantic make quarterly comparisons difficult over the time period.

Three Months Ended June 30, 1998 Compared with Three Months Ended June 30, 1997

     Gross advertising sales is the billing value of advertisements sold by the Company including DonTech. Gross advertising sales figures set forth below are presented on the same basis on which revenue is recognized (that is, when a customer signs a sales contract where the Company is a sales agent or where the directory is published where the Company is the publisher). Gross advertising sales in the second quarter of 1998 increased $21.0 million, from $233.9 million in the second quarter of 1997 to $254.9 million in the second quarter of 1998. Excluding P-East and Cincinnati Bell gross advertising sales of $17.1 million and $49.9 million, respectively, gross advertising sales increased by $88.0 million, of which $73.4 million was due to the DonTech Restructuring. The remaining increase of $14.6 million is primarily due to a shift in scheduling of certain sales campaigns in the Bell Atlantic region.

     On a publication cycle basis (that is, reflecting sales when a directory is published, regardless of the Company's role), gross advertising sales of $255.5 million were down slightly compared to the prior year period amount of $257.5 million (exclusive of Cincinnati Bell and P-East). Good growth at DonTech was offset by lower sales in Bell Atlantic's New York City directories. The Company believes that presenting gross advertising sales on a publication cycle basis may provide a more meaningful comparison of the Company's sales cycle from period to period, and intends to present gross advertising sales on a publication cycle basis in future periods.

     Revenues are derived from commissions related to advertising sales and do not include revenues generated by sales of advertising by the DonTech partnership. Revenues decreased from $60.5 million in the second quarter of 1997 to $38.0 million in the second quarter of 1998. Excluding P-East and Cincinnati Bell revenue of $13.9 million and $13.1 million, respectively, revenues increased from $33.5 million to $38.0 million. The increase is primarily due to the shift in the scheduling of certain sales campaigns in the Company's Bell Atlantic markets, which resulted in a $2.6 million increase in revenues in those markets. In addition, publishing revenues increased by $1.6 million principally due to revenues for publishing services which the Company began providing to an independent yellow pages publisher in 1998 under a long-term agreement.

  Partnership income and related fees increased to $36.6 million in the second quarter of 1998 from $10.3 million in the second quarter of 1997. Of this increase, $27.3 million is attributable to DonTech. Under the terms of the DonTech Restructuring, the Company receives 50% of the profits generated by the partnership and receives direct fees from Ameritech which are tied to advertising sales generated by the partnership. The effect of the DonTech Restructuring on quarterly results for 1998 and forward is that partnership income and related fees will be recognized more evenly throughout the year than under the previous arrangement. The Company also receives 50% of the profits generated by the CenDon partnership, a partnership between Donnelley and an affiliate of Sprint. In the second quarter of 1998, the Company's partnership income from CenDon was essentially flat with 1997.

     The Company's operating and general and administrative expenses decreased by $24.9 million from $55.4 million in the second quarter of 1997 to $30.5 million in the second quarter of 1998. Excluding P-East and Cincinnati Bell operating expenses of $13.7 million and $6.9 million, respectively, in 1997, these costs decreased by $4.3 million. This decrease is primarily attributable to lower corporate expenses.

     The Company's operating income increased $29.3 million from $9.8 million in the second quarter of 1997 to $39.1 million in the second quarter of 1998. Excluding P-East and Cincinnati Bell operating income of $1.0 million and $6.2 million, respectively, in the second quarter of 1997, operating income increased $36.5 million. This increase is primarily due to the DonTech Restructuring, decreased corporate expenses and increased revenue in the Bell Atlantic markets and in publishing operations.

     Interest expense of $3.0 million in the second quarter of 1998 represents the interest on the Debt (as defined below) for the period June 5 through June 30 (see ' - Liquidity and Capital Resources').

Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997

     Gross advertising sales in the first half of 1998 increased $100.0 million from $302.1 million in the first half of 1997 to $402.1 million in the first half of 1998. Excluding P-East and Cincinnati Bell gross advertising sales of $18.6 million and $50.0 million, respectively, gross advertising sales increased by $168.6 million, of which $139.0 million was due to the DonTech Restructuring. The remaining increase of $29.6 million is primarily due to scheduling shifts for certain sales campaigns in the Bell Atlantic region.

     On a publication cycle basis, gross advertising sales for 1998 were $458.3 million, compared to $452.1 million, exclusive of Cincinnati Bell and P-East, for the first six months of 1997. Good growth at DonTech was offset by lower sales in Bell Atlantic's New York City directories.

     Revenues decreased from $80.7 million in the first half of 1997 to $62.3 million in the first half of 1998. Excluding P-East and Cincinnati Bell revenues of $14.5 million and $13.1 million, respectively, in the first half of 1997, revenues increased from $53.1 million in 1997 to $62.3 million in 1998. The increase is primarily due to the shift in the scheduling of certain sales campaigns in the Company's Bell Atlantic markets, which resulted in a $5.7 million increase in revenues. Publishing revenues also increased by $3.3 million principally due to publishing services which the Company began providing to an independent yellow pages publisher in 1998.

  Partnership income and related fees increased by $46.5 million from $15.7 million in the first half of 1997 to $62.2 million in the first half of 1998. This increase is attributable to the DonTech Restructuring.

     The Company's operating and general and administrative expenses decreased by $22.6 million, from $77.9 million in the first half of 1997 to $55.3 million in the first half of 1998. Excluding P-East and Cincinnati Bell operating expenses of $15.2 million and $6.9 million in 1997, respectively, these costs decreased by $0.5 million, primarily due to reduced corporate expenses.

     The Company's operating income increased by $51.9 million from $7.5 million in the first half of 1997 to $59.4 million in the first half of 1998. Excluding P-East and Cincinnati Bell operating income of $0.1 million and $6.2 million in the first half of 1997, respectively, operating income increased $58.2 million. The operating income increase in the first half of 1998 is primarily due to the DonTech Restructuring, increased revenues in Bell Atlantic and increased revenues from publishing operations.

     Interest expense of $3.0 million in the first half of 1998 represents the interest on the Debt.

Changes in Financial Position at June 30, 1998 Compared with December 31, 1997

     The Company's assets increased modestly in the first half of 1998. This increase is primarily due to an increase in other long-term assets and deferred contract costs, partially offset by a decrease in partnership investments. The increase in other long term assets is primarily due to the payment and capitalization of financing costs relating to the Debt. Deferred contract costs represent incurred costs associated with revenue that is recognized later in the year; this increase is consistent with prior years. The Company's partnership investment decreased $19.3 million in the first half of 1998, which is primarily attributable to the wind down of the DonTech I partnership as a result of the DonTech Restructuring. Also, as a result of the DonTech Restructuring, the direct fees from an affiliate of Ameritech are recorded as accounts receivable which resulted in a $31.9 million increase in accounts receivable. However, total accounts receivable, net was essentially unchanged because the aforementioned increase was offset by a $32.6 million decrease due to normal cyclical operating collections in the Bell Atlantic and Sprint businesses.

     The Company's total liabilities increased by $494.1 million in the first half of 1998, primarily due to the recording of the Debt.

Liquidity And Capital Resources

Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997

     Cash and cash equivalents at June 30, 1998 and June 30, 1997 were $208,000 and $57,000, respectively. These balances reflect D&B's centralized cash management system, where historically cash deposits were transferred to D&B on a daily basis and D&B funded Donnelley's disbursement bank accounts as required.

     Net cash provided by operations was $35.8 million in the first half of 1998 and $93.6 million in the first half of 1997, a decrease of $57.8 million. Excluding cash provided by P-East in the first half of 1997 of $16.4 million, cash provided by operations in the first half of 1998 decreased by $41.4 million. The decrease is primarily due to a change in the timing of cash receipts from DonTech related to the DonTech Restructuring. The Company has available credit capacity under the Revolver, as defined below, which may be used as necessary to offset any fluctuations in liquidity caused by the timing of cash receipts from DonTech and other operations and for such other purposes as the Company may from time to time determine.

     Net cash used in investing activities was $7.3 million in the first half of 1998, compared to $11.4 million in the first half of 1997. The higher capital spending in 1997 is primarily attributable to purchases of computer equipment and furniture and fixtures in connection with office moves made late in 1996. Currently, the Company has no material commitments for capital spending.

     Net cash used in financing activities represents cash transferred to D&B throughout the first half of the year. As stated above, historically all cash deposits have been transferred to D&B on a daily basis and D&B has funded Donnelley's disbursement bank accounts as required. The net amounts transferred to D&B were $518.8 million in the first half of 1998 and $82.2 million in the first half of 1997. The increased transfer in 1998 is primarily due to the net cash received in connection with the Debt.

       On June 5, 1998, Donnelley entered into a credit agreement with the Chase Manhattan Bank, as Administrative Agent, and the Lenders party thereto (the `Credit Agreement'). Under the terms of the Credit Agreement, Donnelley obtained a Senior Revolving Credit Facility of $100 million (the `Revolver') and Senior Secured Term Facilities in the aggregate amount of $300 million, of which Donnelley initially borrowed $350 million payable over a maximum period of 8.5 years. As of June 30, 1998, the Company has $350 million of outstanding debt under the Credit Agreement at a weighted average interest rate of 7.422% per annum. In addition, Donnelley issued $150 million of Senior Subordinated Notes (the `Notes'). These Notes pay interest semi-annually at the annual rate of 9.125%, and are due in 2008. The net proceeds of the $500 million (the `Debt') was dividended to D&B (and distributed to New D&B in connection with the Distribution), but repayment of such indebtedness remains an obligation of Donnelley, and is guaranteed by the Company. The Credit Agreement and the Indenture governing the Notes each contain various financial and other restrictions, including restrictions on indebtedness, capital expenditures and commitments.

     To reduce the impact of changes in interest rates on its floating rate long-term debt under the Credit Agreement, Donnelley subsequently entered into three interest rate swap agreements having a total notional principal amount of $175 million. These agreements effectively change the interest rate on $175 million of floating rate borrowing to fixed rates. The interest rate swap agreements have terms of three to five years. Donnelley is exposed to credit risk in the event of nonperformance by the other party to the interest rate swap agreements. However, Donnelley does not anticipate nonperformance by the counterparty.

     The Company believes that cash generation, together with available debt capacity under the Revolver will be sufficient to permit the Company to fund its cash requirements, including its operating expenses, anticipated capital expenditures and its debt service requirements, for the foreseeable future.

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (`SFAS') No. 133, `Accounting for Derivative Instruments and Hedging Activities' (`SFAS No. 133'), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Restatement of prior period financials is not required. The Company is in the process of evaluating the effect this statement will have on its financial statements and footnote disclosures.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to the discussion of legal proceedings found in the Information Statement attached as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 30, 1998. New D&B has assumed the defense of this matter and to the Company's knowledge there have been no material changes in the status of the proceedings referenced therein.

The Company is involved in certain legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

<CAPTION

Exhibit No.   Document

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration
              Statement on Form S-4, filed with the Securities and Exchange
              Commission on August 7, 1998, Registration No. 333-59287)

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998,
              Registration No. 333-59287)

3.3 Certificate of Incorporation of Donnelley (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration
              Statement on Form S-4, filed with the Securities and Exchange
              Commission on August 7, 1998, Registration No. 333-59287)

3.4 By-laws of Donnelley (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998,
              Registration No. 333-59287)

4.1 Indenture dated as of June 5, 1998 between Donnelley, as Issuer, the Company, as Guarantor, and the Bank of New York, as Trustee, with respect to the 91/8% Senior Subordinated Notes due 2008
              (incorporated by reference to Exhibit 4.1 to the Registration
              Statement on Form S-4, filed with the Securities and Exchange
              Commission on July 17, 1998, Registration No. 333-59287)

4.2 Form of the 91/8% Senior Subordinated Notes due 2008 (included in Exhibit 4.1)

4.3           Company Guarantee (included in Exhibit 4.1)

4.4           Exchange and Registration Rights Agreement dated as of June 5,
              1998, among the Company, Donnelley, and Goldman, Sachs & Co. and
              Chase Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form
              S-4, filed with the Securities and Exchange Commission on July
              17, 1998, Registration No. 333-59287)

4.5           Rights Agreement, dated as of October 19, 1988 between The Dun &
              Bradstreet Corporation and Morgan Shareholder Services Trust
              Company (incorporated by reference to Exhibit 4.5 to Amendment
              No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998,
              Registration No. 333-59287)

10.1          Form of Distribution Agreement between The Dun & Bradstreet
              Corporation and The New Dun & Bradstreet Corporation
              (incorporated by reference to Exhibit 99.2 to the Form 8-K of The Dun & Bradstreet Corporation, filed on June 30, 1998)

10.2          Form of Tax Allocation Agreement between The Dun & Bradstreet
              Corporation and The New Dun & Bradstreet Corporation
              (incorporated by reference to Exhibit 99.3 to the Form 8-K of The Dun & Bradstreet Corporation, filed on June 30, 1998)

10.3          Form of Employee Benefits Agreement between The Dun & Bradstreet
              Corporation and The New Dun & Bradstreet Corporation
              (incorporated by reference to Exhibit 99.4 to the Form 8-K of The Dun & Bradstreet Corporation, filed on June 30, 1998)

10.4          Form of Intellectual Property Agreement between The Dun &
              Bradstreet Corporation and The New Dun & Bradstreet Corporation
              (incorporated by reference to Exhibit 99.5 to the Form 8-K of The Dun & Bradstreet Corporation, filed on June 30, 1998)

10.5          Form of Shared Transaction Services Agreement between The Dun &
              Bradstreet Corporation and The New Dun & Bradstreet Corporation
              (incorporated by reference to Exhibit 99.6 to the Form 8-K of The Dun & Bradstreet Corporation, filed on June 30, 1998)

10.6          Form of Data Services Agreement between The Dun & Bradstreet
              Corporation and The New Dun & Bradstreet Corporation
              (incorporated by reference to Exhibit 99.7 to the Form 8-K of The Dun & Bradstreet Corporation, filed on June 30, 1998)

10.7          Form of Transition Services Agreement between The Dun &
              Bradstreet Corporation and The New Dun & Bradstreet Corporation
              (incorporated by reference to Exhibit 99.8 to the Form 8-K of The Dun & Bradstreet Corporation, filed on June 30, 1998)

10.8 Form of Amended and Restated Transition Services Agreement between The Dun & Bradstreet Corporation, The New Dun &
              Bradstreet Corporation, Cognizant Corporation, IMS Health
              Incorporated, A.C. Nielsen Corporation and Gartner Group, Inc.
              (incorporated by reference to Exhibit 99.9 to the Form 8-K of The Dun & Bradstreet Corporation, filed on June 30, 1998)

10.9          Credit Agreement among the Company, Donnelley, The Chase
              Manhattan Bank, as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.9 to the
              Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17,  1998, Registration No. 333-
              59287)

10.10 DonTech II Partnership Agreement, effective August 19, 1997, by and between The Reuben H. Donnelley Corporation and Ameritech
              Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on
              Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.11         Master Agreement, executed August 19, 1997, by and among The
              Reuben H. Donnelley Corporation, The Dun & Bradstreet
              Corporation, The Am-Don Partnership a/k/a DonTech, DonTech II,
              Ameritech Publishing, Inc., Ameritech Publishing of Illinois,
              Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partnerships Partnership (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on
              Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.12 Revenue Participation Agreement, dated as of August 19, 1997, by and between APIL Partners Partnership and the Reuben H. Donnelley
              Corporation (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998,
              Registration No. 333-59287)

10.13 Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration
              Statement on Form S-4, filed with the Securities and Exchange
              Commission on August 7, 1998, Registration No. 333-59287)


27.1          Financial Data Schedule of the Company

27.2          Financial Data Schedule of Donnelley


(b)  Reports on Form 8-K:

A report on Form 8-K was filed on June 30, 1998 under Item 5-Other Events to report the plan to distribute to the holders of common stock of the Registrant all of the common stock of the Registrant's subsidiary, The New Dun & Bradstreet
Corporation.  The following financial statements were included in such report:

R.H. DONNELLEY INC.
Financial Statements (Unaudited):
     Statements of Operations for the Three Months Ended March 31, 1998 and 1997
     Balance Sheets at March 31, 1998 and December 31, 1997
     Statements of Cash Flow for the Three Months Ended March 31, 1998 and 1997
     Notes to Unaudited Financial Statements
Financial Statements:
     Statements of Operations for the Three Years Ended December 31, 1997
     Balance Sheets at December 31, 1997 and 1996
     Statements of Cash Flows for the Three Years Ended December 31, 1997
     Statement of Changes in Shareholder's Equity for the Three Years Ended
        December 31, 1997
     Notes to Financial Statements

DONTECH
Financial Statements:
     Combined Statements of Operations for the Three Years Ended December 31,
        1997
     Combined Balance Sheets at December 31, 1997 and 1996
     Combined Statements of Cash Flows for the Three Years Ended December 31,
        1997
     Combined Statement of Partner's Capital for the Three Years Ended December
        31, 1997
     Notes to Combined Financial Statements


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              R.H. DONNELLEY CORPORATION


Date: August 12, 1998     By: PHILIP C. DANFORD
                              -------------------------------------------------
                              Philip C. Danford
                              Senior Vice President and Chief Financial Officer



Date: August 12, 1998     By: ANNA M. PATRUNO
                              -------------------------------------------------
                              Anna M. Patruno
                              Vice President and Controller





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              R.H. DONNELLEY INC.


Date: August 12, 1998     By: PHILIP C. DANFORD
                              --------------------------------------------------
                              Philip C. Danford
                              Senior Vice President and Chief Financial Officer



Date: August 12, 1998     By: ANNA M. PATRUNO
                              --------------------------------------------------
                              Anna M. Patruno
                              Vice President and Controller













