Form 10-Q/A
period 1998-06-30
DONNELLEY R H INC
filed 1998-08-20
CIK 1065310

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q/A
                                  Amendment No. 1
(Mark one)

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

                               INDEX TO FORM 10-Q/A



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

     The following are summarized combined financial information of the DonTech
Partnerships:

                            Three months       Three months                  Six
months
(in thousands)             ended March 31,    ended June 30,               ended
June 30,
                           1998      1997        1998      1997            1998
1997

Gross Revenues           $91,542 $120,563      $86,673    $104,636    $178,215
$225,199
Operating Income          58,556   55,271       54,029      41,150     112,585
96,421
Net Income Before Taxes   58,556   55,271       54,029      41,150     112,585
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




                              R.H. DONNELLEY CORPORATION


Date: August 20, 1998     By: PHILIP C. DANFORD
                              -------------------------------------------------
                              Philip C. Danford
                              Senior Vice President and Chief Financial Officer



Date: August 20, 1998     By: ANNA M. PATRUNO
                              -------------------------------------------------
                              Anna M. Patruno
                              Vice President and Controller





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              R.H. DONNELLEY INC.


Date: August 20, 1998     By: PHILIP C. DANFORD
                              --------------------------------------------------
                              Philip C. Danford
                              Senior Vice President and Chief Financial Officer



Date: August 20, 1998     By: ANNA M. PATRUNO
                              --------------------------------------------------
                              Anna M. Patruno
                              Vice President and Controller













