Form 10-Q
period 1998-09-30
DONNELLEY R H INC
filed 1998-11-13
CIK 1065310

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                               FORM 10-Q
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                        Commission file number 001-07155

                            R.H. DONNELLEY CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                             13-2740040
  -----------------------          -----------------------------------
(State of Incorporation)           (I.R.S. Employer Identification No.)

One Manhattanville Road, Purchase N.Y.                            10577
---------------------------------------                          ---------
(Address of principal executive offices)                        (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Title of Class               Shares Outstanding at November 12, 1998
-------------------------------    ---------------------------------------
Common Stock, par value $1 per share                       34,198,780

                Commission file number 333-59287
                      R.H. DONNELLEY INC. *
----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

        Delaware                              36-2467635
--------------------------        -------------------------------------
  (State of Incorporation)         (I.R.S. Employer Identification No.)

One Manhattanville Road, Purchase N.Y.                              10577
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrants' telephone number, including area code        (914) 933-6400

[FN]
* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation which became subject to the filing requirements of Section 15(d) on October 1, 1998. As of October 31, 1998, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.


                           R.H. DONNELLEY CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                   PAGE

Item 1. Financial Statements

Consolidated Statements of Operations for the Three and
Nine Months Ended September 30, 1998 and 1997                     3

Consolidated Balance Sheets at September 30, 1998 and
December 31, 1997                                                 4

Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 1998 and 1997                                 5

Notes to Consolidated Financial Statements                        6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       9


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                        14

Item 4. Submissions of Matters to a Vote of Security Holders     14

Item 6. Exhibits and Reports on Form 8-K                         14

SIGNATURES                                                       16

R.H. Donnelley Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

                                        Three Months Ended    Nine Months Ended
                                             September 30,        September 30,
Amounts in thousands, except per share data   1998    1997         1998    1997

Revenues                                  $53,391  $62,728   $115,740  $143,392
Expenses:
  Operating Expenses                       23,634   28,966     42,990    61,133
  General and Administrative               28,293   28,852     64,274    74,559
  Depreciation and Amortization             4,854    5,460     14,710    16,490
                                          -------  -------    -------   -------
   Total Expenses                          56,781   63,278    121,974   152,182

Income from Partnerships and
  Related Fees                             46,445   47,375    108,669    63,114

  Operating Income                         43,055   46,825    102,435    54,324

Interest Expense, net                      10,356     --       13,371       --

Income before Provision for Income Taxes   32,699   46,825     89,064    54,324

Provision for Income Taxes                 13,080   18,730     35,626    21,730
                                          -------  -------    -------   -------
   Net Income                             $19,619  $28,095    $53,438   $32,594
                                          =======  =======    =======   =======

Net Income Per Share of Common Stock:
  Basic                                    $0.57     $0.82     $1.56      $0.95
  Diluted                                  $0.57     $0.82     $1.55      $0.95

Shares Used in Computing Earnings Per Share:
  Basic                                    34,223   34,100     34,249    34,179
  Diluted                                  34,443   34,348     34,491    34,367

Cash Dividends Paid Per Share              $0.175       --     $0.175       --
                                           ======   ======     ======    ======

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiary
Consolidated Balance Sheets (Unaudited)

                                             September 30,          December 31,
                                                1998                    1997
Amounts in thousands, except share data

                                Assets
Current Assets
Cash and Cash Equivalents                        $10,204                $32
Accounts Receivable
  Billed                                           3,238              5,208
  Unbilled                                        63,747             78,010
  Other                                           10,286              4,562
  Allowance for Doubtful Accounts                 (5,258)            (4,014)
                                                 --------            -------
    Total Accounts Receivable, net                72,013             83,766
Deferred Contract Costs                           11,429              6,944
Other Current Assets                               2,278                388
                                                 --------            -------
      Total Current Assets                        95,924             91,130
Non-Current Assets
Partnership Investments and Related Receivables  241,050            218,620
Property and Equipment, net                       22,383             25,460
Computer Software, net                            35,768             37,546
Other Non-Current Assets                          19,148              9,530
                                                 --------            -------

        Total Assets                             $414,273          $382,286
                                                 ========          =========

        Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable                                  $3,153             $1,395
Accrued and Other Current Liabilities             69,479             58,070
Current Portion of Long-Term Debt                  3,188                 --
                                                 --------            -------
  Total Current Liabilities                       75,820             59,465
Long-Term Debt                                   483,750                 --
Deferred Income Taxes                             39,394             34,456
Postretirement and Postemployment Benefits        13,451             12,920
Other Liabilities                                 13,462             16,770
                                                 --------            -------
      Total Liabilities                          625,877            123,611

Shareholders' Equity
Preferred Stock, par value $1 per share, authorized
   - 10,000,000 shares, outstanding - none          --                   --
Common Stock, par value $1 per share, authorized
 - 400,000,000 shares; issued - 51,621,894
  shares for 1998 and 51,967,421
  shares for 1997                                 51,622             51,967
Additional Paid In Capital                           248                 --
Retained (Deficit) Earnings                     (245,399)           224,562
Treasury Stock, at cost, 17,423,114 shares for
 1998 and 17,853,652 shares for 1997             (18,075)           (17,854)
                                                 --------           -------
         Total Shareholders' Equity             (211,604)           258,675
                                                --------            -------
    Total Liabilities and Shareholders' Equity  $414,273           $382,286
                                                ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

                                                       Nine Months Ended
                                                        September 30,
Amounts in thousands                                1998              1997

Cash Flows from Operating Activities:
Net Income                                         $53,438         $32,594
Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
  Depreciation and Amortization                     14,710          16,490
  Amortization of Deferred Financing Costs             499             --
  Provision for Doubtful Accounts                    6,397          10,453
  Cash Received (Less Than) in Excess of Income
    from Partnerships and Related Receivables      (22,430)         33,144
  Decrease in Accounts Receivable                    5,356          43,780
  Increase in Deferred Contract Costs               (4,485)        (25,253)
  Increase in Other Assets                          (1,990)           (841)
  Increase (Decrease) in Accounts Payable, Accrued
    and Other Current Liabilities                   14,240          (3,112)
  Increase in Other Long-Term Liabilities            2,161           2,450
  Other, net                                            37            (139)
                                                   -------          -------
    Net Cash Provided by Operating Activities       67,933         109,566

Cash Flows from Investing Activities:
Additions to Property and Equipment                 (4,177)         (8,748)
Additions to Computer Software                      (6,788)         (5,506)
                                                   -------          -------
    Net Cash Used in Investing Activities          (10,965)        (14,254)

Cash Flows from Financing Activities:
Net Proceeds from Long-Term Borrowings             489,983               --
Repayment of Debt                                  (13,062)              --
Net Distributions to D&B                          (517,137)         (95,308)
Purchase of Treasury Stock                          (1,017)              --
Payment of Dividend                                 (6,028)              --
Other, net                                             465               --
                                                    -------          -------
    Net Cash Used in Financing Activities          (46,796)         (95,308)

Increase in Cash and Cash Equivalents               10,172                4
Cash and Cash Equivalents, at Beginning of Year         32               60
                                                   -------          -------
Cash and Cash Equivalents, at End of Period        $10,204              $64
                                                   =======          =======

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Background and Basis of Presentation

    On December 17, 1997, the Board of Directors of The Dun & Bradstreet Corporation (`D&B') approved in principle a plan to separate into two publicly-traded companies - R.H. Donnelley Corporation (the `Company') and The New Dun & Bradstreet Corporation (`New D&B'). The distribution (`Distribution') was the method by which D&B distributed to its stockholders shares of New D&B common stock, which represent a continuing interest in the D&B businesses now conducted by New D&B. On July 1, 1998, as part of the Distribution, D&B distributed to its stockholders shares of New D&B stock. Shares of D&B common stock held by D&B stockholders represent a continuing ownership interest in the Company. In connection with the Distribution, D&B changed its name to R.H. Donnelley Corporation and D&B common stock has become the Company's common stock (the `Common Stock'). After the Distribution, the Company's only operating subsidiary is R.H. Donnelley Inc. (`Donnelley'). Therefore, on a consolidated basis, the financial statements of the Company and Donnelley are substantially identical. The financial statements of the Company have been restated to reflect the recapitalization.

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

    These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and related notes of the Company for the year ended December 31, 1997. Certain 1997 amounts have been restated to conform to the 1998 presentation. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

2. Reconciliation of Shares Used in Computing Earnings Per Share

    As required by SFAS No. 128, the Company has provided a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding during the period in the table below. The conversion of dilutive shares has no impact on operating results.

                                          Three months            Nine Months
                                       ended September 30,   ended September 30,
                                       ------------------    -------------------
                                             1998     1997       1998     1997
                                             ----     ----       ----     ----
                                                    (in thousands)

Weighted average number of shares- basic   34,223     34,100     34,249   34,179
Effect of potentially dilutive stock options  220        248        242      188
                                            -----    -------     ------   ------

Weighted average number of shares -diluted 34,443     34,348     34,491   34,367
                                           ======     ======     ======   ======

3. Commitment

    On June 5, 1998, Donnelley entered into a credit agreement with the Chase Manhattan Bank, as Administrative Agent and the Lenders party thereto (the `Credit Agreement'). Under the terms of the Credit Agreement, Donnelley obtained a Senior Revolving Credit Facility of $100 million (the `Revolver') and Senior Secured Term Facilities in the aggregate amount of $300 million, of which Donnelley initially borrowed $350 million. The Revolver expires on June 4, 2004 at which time all outstanding borrowings are due. The Senior Secured Term Facilities mature between June 4, 2004 and December 5, 2006. Donnelley also issued $150 million of Senior Subordinated Notes. These Notes pay interest semi-annually at the annual rate of 9.125% and are due in 2008. The net proceeds of the $500 million were dividended to D&B (and distributed to New
D&B in connection with the Distribution), but repayment of such indebtedness remains an obligation of Donnelley, and is guaranteed by the Company. At September 30, 1998, Donnelley had outstanding borrowings under the Credit Agreement of $336.9 million at a weighted average interest rate of 7.43% per annum.

    To reduce the impact of changes in interest rates on its floating rate long-term debt under the Credit Agreement, Donnelley entered into three interest rate swap agreements, expiring 2001 - 2003, having an aggregate notional principal amount of $175 million. These agreements effectively change the interest rate on $175 million of floating rate borrowing to fixed rates. The differential is accrued as interest rates change and is recorded to interest expense. The notional amount of the swap agreements is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss.
Donnelley is exposed to credit risk in the event the counterparty does not pay the interest owed under the interest rate swap agreements; however, Donnelley does not anticipate nonperformance by the counterparty.

4. Litigation

    On July 29, 1996, Information Resources, Inc. (`IRI') filed a complaint in the United States District Court for the Southern District of New York, naming as defendants D&B, A.C. Nielsen Company and IMS International Inc. (the `IRI Action'). New D&B has assumed and will indemnify the Company against any payments to be made by the Company in respect to the IRI Action under the 1996 Distribution Agreement between D&B, Cognizant and ACNielsen, under the Indemnity and Joint Defense Agreement or otherwise, including any ongoing legal fees and expenses related thereto.

    In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. In the opinion of management, the outcome of such current legal proceedings, claims and litigation will not materially affect the Company's financial position or results of operations on an annual basis.

5. DonTech Partnerships

    In 1991, Donnelley formed a general partnership with an affiliate of Ameritech Corporation (`Ameritech'), the DonTech Partnership (`DonTech I'). Prior to August 1997, DonTech I solicited advertising, published and delivered various directories in Illinois and Northwest Indiana. During August 1997, Donnelley signed a series of agreements with Ameritech changing the structure of the existing partnership. A new partnership was formed (`DonTech') which was appointed the exclusive sales agent, in perpetuity, for yellow page directories that will now be published by Ameritech in Illinois and Northwest Indiana.

     The following is summarized combined financial information of the DonTech
Partnerships:

                                     Three months                 Nine Months
                                  ended September 30,        ended September 30,
                                   1998        1997           1998        1997
                                                 (in thousands)
Gross Revenues                    $69,469    $130,470       $247,684    $355,669
Gross Profit                       35,321      64,255        159,877     174,314
Income Before Taxes                28,982      55,215        141,567     151,636

6. Subsequent Events

    On October 27, 1998, the Company announced that the Board of Directors authorized the Company to repurchase up to $20 million of its common stock. The shares may be purchased from time to time over a two year period in the open market depending on market conditions, in accordance with guidelines established by the Securities and Exchange Commission.

    Also on October 27, 1998, the Board of Directors declared a dividend of $0.175 per share payable on December 10, 1998 to holders of record on November 20, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The matters discussed in this Form 10-Q of R.H. Donnelley Corporation (the `Company') and R.H. Donnelley Inc. (`Donnelley') contain forward looking statements that involve risks and uncertainties including risks associated with developments in the telecommunications industry, including the ongoing consolidation of telecommunications providers, trends towards alternatives to print advertising, risks associated with addressing the Year 2000 issues, including risks related to estimating costs of remediation and predicting the readiness of third party customers and vendors, and other risks detailed from time to time in the Company's and Donnelley's filings with the Securities and Exchange Commission. These statements reflect the Company's current beliefs and specific assumptions with respect to future business decisions and are based on information currently available. Accordingly, the statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual operating results, performance or business prospects to differ from those expressed in, or implied by, these statements.

FINANCIAL REVIEW

    On December 17, 1997, the Board of Directors of The Dun & Bradstreet Corporation (`D&B') approved in principle a plan to separate into two publicly-traded companies - the Company and The New Dun & Bradstreet Corporation (`New D&B'). The distribution (`Distribution') was the method by which D&B distributed to its stockholders shares of New D&B common stock, which represent a continuing interest in the D&B businesses now conducted by New D&B. On July 1, 1998, as part of the Distribution, D&B distributed to its stockholders shares of New D&B stock. Shares of D&B common stock held by D&B stockholders represent a continuing ownership interest in the Company. In connection with the Distribution, D&B changed its name to R.H. Donnelley Corporation and D&B common stock has become the Company's common stock (the `Common Stock'). After the Distribution, the Company's only operating subsidiary is Donnelley.

    Certain events and transactions occurred during 1997 which impact the comparability of the three and nine month results for 1997 and 1998. In August 1997, Donnelley signed a series of agreements with an affiliate of Ameritech (`Ameritech') changing the structure of the existing DonTech partnership (`DonTech I'). A new partnership was formed (`DonTech') and was appointed the exclusive sales agent, in perpetuity, for yellow page directories that are now published by Ameritech in Illinois and Northwest Indiana (the `DonTech Restructuring'). Prior to the DonTech Restructuring, DonTech I was the publisher of annual yellow page directories for Ameritech and recognized revenues and costs when related directories were published. Under the new structure, DonTech now recognizes revenues and costs when a customer signs an advertising sales contract. The total sales in any given year should be comparable regardless of whether they are recognized when a directory publishes or when an advertising sales contract is signed. Therefore, the effect of the DonTech Restructuring should not, on an annual basis, result in materially different financial results than during 1997. Also, in August 1997, the Company's contract with Cincinnati Bell expired and in December 1997, the Company sold its Proprietary-East business (`P-East'). Finally, changes in scheduling of directory publication dates and sales campaigns for both DonTech and Bell Atlantic make quarterly comparisons difficult over the time period.

Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997

    Gross advertising sales is the billing value of advertisements sold by the Company, including DonTech. Gross advertising sales figures set forth below are presented on the same basis on which revenue is recognized (that is, when a customer signs a sales contract where the Company is a sales agent or when the directory is published where the Company is the publisher). Gross advertising sales in the third quarter of 1998 were $300.1 million compared to $200.8 million for the third quarter 1997. Excluding P-East gross advertising sales of $20.3 million, gross advertising sales increased $119.6 million from $180.5 million in 1997. This increase is primarily due to the DonTech Restructuring, a shift in the scheduling of certain sales campaigns in the Bell Atlantic region and the publication of the Company's inaugural annual directory from its Cincinnati proprietary operations.

    On a publication cycle basis (that is, reflecting sales when a directory is published, regardless of the Company's role), gross advertising sales were $182.7 million compared to $188.5 million in 1997. Excluding P-East sales of $20.3 million, publication cycle sales for the quarter were up $14.5 million compared to the third quarter 1997 amount of $168.2 million. The increase is primarily attributable to the publication of the Company's inaugural annual directory from its Cincinnati proprietary operations and higher sales from the Company's partnerships, particularly from strong growth in the Las Vegas area. These increases were partially offset by lower sales in Bell Atlantic directories, primarily in the New York City area.

    Revenues are derived from commissions related to advertising sales and from publishing services provided by the Company, but do not include revenues generated by sales of advertising by the DonTech partnership. Revenues for the third quarter of 1998 were $53.4 million as compared to $62.7 million in the third quarter of 1997. Excluding revenues of the former P-East business of $23.2 million, revenues were up $13.9 million compared to $39.5 million for the third quarter of 1997. This increase is primarily due to the publication of the Company's inaugural directory in Cincinnati and higher publishing revenues principally due to publishing services which the Company began providing to an independent yellow pages publisher in 1998 under a long-term agreement.

    Partnership income and related fees of $46.4 million was essentially unchanged from the prior year quarter. Under the terms of the DonTech Restructuring, the Company receives 50% of the profits generated by the partnership and receives direct fees from Ameritech which are tied to advertising sales generated by the partnership. The Company also receives 50% of the profits generated by the CenDon partnership, a partnership between Donnelley and an affiliate of Sprint.

    Operating and general and administrative expenses were $51.9 million compared to $57.8 million in the third quarter of 1997. Excluding expenses for P-East of $19.0 million, expenses were $13.1 million higher than the third quarter of 1997 amount of $38.8 million. This increase is primarily due to the expenses related to the publication of the Company's Cincinnati proprietary directory, increased publishing costs related to the contract with an independent yellow pages publisher and higher general and administrative expenses related to being an independent public company after the separation from D&B.

    As a result of the above factors, operating income was $43.1 million as compared to $46.8 million in the third quarter of 1997. Excluding P-East operating income of $4.1 million, operating income was essentially unchanged from the third quarter of 1997 amount of $42.7 million.

    Interest expense of $10.4 million in the third quarter of 1998 represents the interest on the Debt (as defined below; see ` - Liquidity and Capital Resources').

Nine Months Ended September 30, 1998 Compared with Nine Months Ended September 30, 1997

    Gross advertising sales through September 30, 1998 was $701.7 million compared to $502.8 million for the comparable period of 1997. Excluding gross advertising sales for P-East of $38.9 million, gross advertising sales increased by $237.8 million, which was primarily due to the DonTech Restructuring. Increases due to scheduling shifts for certain sales campaigns in the Bell Atlantic region were offset by the impact of the expiration of the Cincinnati Bell contract in 1997.

    On a publication cycle basis, gross advertising sales for 1998 were $641.1 million, compared to $709.3 million for 1997. Excluding gross advertising sales for P-East of $38.9 million, gross advertising sales decreased $29.3 million from $670.4 million in 1997. This decrease is primarily related to the expiration of the Cincinnati Bell contract partially offset by gross advertising sales from the Company's Cincinnati proprietary directory and strong growth at DonTech and in Sprint's Las Vegas business.

    Revenues through September 30, 1998 were $115.7 million compared to $143.4 million through September 30, 1997. Excluding revenues from the former P-East business of $37.7 million, revenues were $10.0 million higher than the 1997 amount of $105.7 million. The increase is primarily due to higher publishing revenues from publishing services which the Company began providing to an independent yellow pages publisher in 1998 and the shift in the scheduling of certain sales campaigns in the Company's Bell Atlantic markets. The Company anticipates that this increase from the Bell Atlantic markets will reverse itself in the fourth quarter and that for the full year, revenues will be essentially flat as compared to 1997.

    Partnership income and related fees of $108.7 million increased by $45.6 million from $63.1 million in 1997 primarily due to the DonTech Restructuring. The effect of the DonTech Restructuring is expected to reverse itself in the fourth quarter.

    Operating and general and administrative expenses for the nine months ended September 30, 1998 were $107.3 million compared to $135.7 million in 1997. Excluding P-East expenses of $34.2 million, operating and general and administrative expenses increased $5.8 million from the 1997 amount of $101.5 million. This increase is primarily due to higher expenses related to the publication of the Company's proprietary Cincinnati directory, higher publishing costs related to the contract with an independent yellow pages publisher and higher information technology spending, principally the result of timing.

    As a result of the above factors, operating income for 1998 was $102.4 million compared to $54.3 million for 1997. Excluding P-East operating income of $4.2 million, operating income increased $52.3 million compared to $50.1 million in 1997.

    Interest expense of $13.4 million through September 30, 1998 represents the interest on the Debt incurred in connection with the Distribution.

Liquidity And Capital Resources

    On June 5, 1998, Donnelley entered into a credit agreement with the Chase Manhattan Bank, as Administrative Agent, and the Lenders party thereto (the `Credit Agreement'). Under the terms of the Credit Agreement, Donnelley obtained a Senior Revolving Credit Facility of $100 million (the `Revolver') and Senior Secured Term Facilities in the aggregate amount of $300 million, of which Donnelley initially borrowed $350 million. The Revolver expires on June 4, 2004 at which time all outstanding borrowings are due. The Senior Secured Term Facilities mature between June 4, 2004 and December 5, 2006. In addition, Donnelley issued $150 million of Senior Subordinated Notes (the `Notes'). These Notes pay interest semi-annually at the annual rate of 9.125%, and are due in 2008. The net proceeds of the $500 million (the `Debt') were dividended to D&B (and distributed to New D&B in connection with the Distribution), but repayment of such indebtedness remains an obligation of Donnelley, and is guaranteed by the Company. The Credit Agreement and the Indenture governing the Notes each contain various financial and other restrictions, including restrictions on indebtedness, capital expenditures and commitments. At September 30, 1998, the Company had $336.9 million of outstanding debt under the Credit Agreement at a weighted average interest rate of 7.43% per annum.

    To reduce the impact of changes in interest rates on its floating rate long-term debt under the Credit Agreement, Donnelley subsequently entered into three interest rate swap agreements having a total notional principal amount of $175 million. These agreements effectively change the interest rate on $175 million of floating rate borrowing to fixed rates. The interest rate swap agreements have terms of 3 - 5 years. The notional amount of the swap agreements is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Donnelley is exposed to credit risk in the event of nonperformance by the other party to the interest rate swap agreements.
However, Donnelley does not anticipate nonperformance by the counterparty.

Cash Flow

    Net cash provided by operations was $67.9 million through September 30, 1998 compared to $109.6 million through September 30, 1997. Cash flow from operations decreased $27.9 million excluding cash provided by operations through September 30, 1997 from the P-East business of $13.8 million. This decrease is primarily attributable to significantly higher income from partnerships in excess of cash received, higher taxes paid of $11.2 million and cash provided in 1997 from the Cincinnati Bell relationship of $5.1 million. Cash received from partnerships through September 30, 1998 was $10.0 million less than cash received from partnerships through September 30, 1997, and income from partnerships for the 1998 period was $45.0 million higher than income from partnerships for the 1997 period. The increase in partnership income is related to the DonTech Restructuring, and on an annual basis, the income and cash received from partnerships should be comparable to 1997.

    Net cash used in investing activities was $11.0 million through September 30, 1998 compared to $14.3 million through September 30, 1997. The higher capital spending in 1997 is primarily attributable to purchases of computer equipment and furniture and fixtures in connection with the relocation of the Corporate office and the expansion of the Raleigh, N.C. office. Currently, the Company has no material commitments for capital spending.

    Net cash used in financing activities was $46.8 million through September 30, 1998 compared to $95.3 million through September 30, 1997. Prior to July 1, 1998, all cash deposits were transferred to D&B on a daily basis and D&B funded Donnelley's disbursement bank accounts as required. The net amounts transferred to D&B were $517.1 million in 1998 and $95.3 million through September 30, 1997. In connection with the Distribution, the Company received $490.0 million from the issuance of the Debt which was dividended to D&B and distributed to New D&B. Additionally, cash was used in 1998 to repay debt ($13.1 million), to repurchase common stock under Donnelley's systematic stock repurchase plan ($1.0 million) and to pay a dividend to shareholders ($6.0 million).

    On October 27, 1998, the Company announced its decision to institute a stock repurchase program and to eliminate the quarterly dividend after the payment of the 1998 fourth quarter dividend payable on December 10, 1998. Under the terms of the stock repurchase program, the Company is authorized to buy back up to $20 million of its common stock over a two year period.

    The Company believes that cash generation, together with available debt capacity under the Revolver will be sufficient to permit the Company to fund its cash requirements, including its operating expenses, anticipated capital expenditures and its debt service requirements, for the foreseeable future.

Year 2000 Issue

    The Year 2000 (`Y2K') issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using `00' as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions.

    As part of its Y2K compliance program, all of the Company's installed computer systems and software products have been assessed for Y2K problems and the Company anticipates that these computer systems and software products will be fully Y2K compliant. The Company is currently in the process of replacing its financial systems (General Ledger, Accounts Receivable, and Fixed Assets) with systems that use programs from Oracle Corporation. The Company anticipates that all financial systems will be tested, certified and implemented by the first quarter of 1999. For all remaining systems, software programs are being modified or replaced. The Company is requesting assurances from all software vendors from which it has purchased or licensed software, or from which it may purchase or license software, that such software will correctly process all date information at all times. Through continued modifications to existing software and the conversions to new software, the Company believes that it will be able to mitigate its exposure to the Y2K issue before 2000. However, if continued modifications and conversions are not made, or not completed on a timely basis, the Y2K issue could have a material adverse effect on the Company's operating results and financial condition.

    The Company's Y2K compliance program is divided into five major phases - (1) the assessment of all computer systems and software products (collectively the `Computer Systems') for Y2K compliance, (2) the remediation (i.e. conversion or modification) of each Computer System to be Y2K compliant, (3) the testing of the remediation to confirm that such remediation has not adversely impacted the operation of the Computer Systems, (4) the implementation of the remediated Computer Systems into production and (5) certification of the remediation for Y2K compliance. The percentage of completion of each phase as of October 1998 is shown in the table below:

                            October 1998
          Assessment            100%
          Remediation            96%
          Testing                70%
          Implementation         70%
          Certification          36%

    The Company expects to be substantially completed with each phase of its program by year-end and to have its Y2K compliance program completed by the first quarter of 1999. The Company has targeted this date to provide itself additional time in case of any unanticipated delays or in the event any complications arise. The Company has spent approximately $3.4 million addressing the Y2K issues and estimates that it will spend an additional $0.8 million in 1998 and approximately $1.1 million in 1999. These costs will be funded through cash flows from operations.

    In addition, it is possible that certain computer systems or software products with which the Company's computer systems, software, databases or other technology interface or are integrated with may not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption. The Company has conducted a review of its computer systems to attempt to identify ways in which its systems could be affected by interface- or integration-related problems in correctly processing date information. The Company is also querying those third-parties with which it maintains business relationships as to their progress in identifying and addressing their Y2K issues. Detailed evaluations of the major third parties have been initiated and contingency plans will be developed if necessary. There can be no assurance that the Company will identify all interface- or integration- related or third party related problems in advance of their occurrence, or that the Company will be able to successfully remedy problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses and liabilities to which the Company may become subject to as a result of such problems, could have a material adverse effect on its results of operations and financial condition.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

    Reference is made to the discussion of legal proceedings found in the Information Statement attached as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 30, 1998. New D&B has assumed the defense of the matter discussed therein and to the best of the Company's knowledge there have been no material changes in the status of the proceedings referenced therein.

    The Company is involved in certain legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    A Special Meeting of Stockholders of R.H. Donnelley Corporation was held on August 24, 1998. At the meeting, the stockholders acted upon a proposal to amend the Company's Restated Certificate of Incorporation to effect a one-for-five reverse split of the Company's Common Stock. The result of the voting on this matter was as follows:

                     Votes For        Votes Against       Votes Abstained
                    113,564,841        32,860,165            244,099

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

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

4.1               Indenture dated as of June 5, 1998 between Donnelley, as
                  Issuer, the Company, as Guarantor, and the Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated
                  Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998,
                  Registration No. 333-59287)

4.2               Form of the 9 1/8% Senior Subordinated Notes due 2008
                  (included in Exhibit 4.1)

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

4.5               Rights Agreement, dated as of October 27, 1998 between R.H.
                  Donnelley Corporation and First Chicago Trust Company
                  (incorporated by reference to Exhibit 4 to the Registration
                  Statement on Form 8-A, filed with the Securities and Exchange
                  Commission on November 5, 1998, Registration No. 001-07155)

10.1 Employment Agreement dated as of September 28, 1998 between the Company and Frank R. Noonan.

10.2 Employment Agreement dated as of September 28, 1998 between the Company and Philip C. Danford.

10.3 Employment Agreement dated as of September 28, 1998 between the Company and Alexander R. Marasco.

10.4 Employment Agreement dated as of September 28, 1998 between the Company and David C. Swanson.

10.5 Employment Agreement dated as of September 28, 1998 between the Company and Frederick J. Groser.

27.1              Financial Data Schedule of the Company

27.2              Financial Data Schedule of Donnelley

(b)  Reports on Form 8-K:

     A  report on Form 8-K was filed July 17, 1998 under Item 5-Other Events  to
report  on  the  Company's  decision  to  (i)  convene  a  special  meeting   of
stockholders  to  approve a one-for-five reverse stock split,  (ii)  commence  a systematic stock repurchase program to offset shares issued under the  Company's employee and director compensation plans and (iii) issue a quarterly dividend.



                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               R.H. DONNELLEY CORPORATION


Date: November 13, 1998   By:  PHILIP C. DANFORD
                               -----------------------------------------------
                               Philip C. Danford
                               Senior Vice President and Chief Financial Officer



Date: November 13, 1998   By:  ANNA M. PATRUNO
                               -------------------------------------------------
                               Anna M. Patruno
                               Vice President and Controller





                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              R.H. DONNELLEY INC.


Date: November 13, 1998  By:  PHILIP C. DANFORD
                              --------------------------------------------------
                              Philip C. Danford
                              Senior Vice President  and Chief Financial Officer



Date: November 13, 1998  By:  ANNA M. PATRUNO
                              --------------------------------------------------
                              Anna M. Patruno
                              Vice President and Controller



