Form 10-Q
period 1999-09-30
DONNELLEY R H INC
filed 1999-11-12
CIK 1065310

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to
Commission file number 001-07155

R.H. DONNELLEY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-2740040
(State of Incorporation)	(I.R.S. Employer Identification No.)
One Manhattanville Road, Purchase N.Y.	10577
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code          (914) 933-6400

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.                           Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of Class	Shares Outstanding at November 5, 1999
Common Stock, par value $1 per share	33,476,547

Commission file number 333-59287
R.H. DONNELLEY INC. *
(Exact name of registrant as specified in its charter)

Delaware	36-2467635
(State of Incorporation)	(I.R.S. Employer Identification No.)
One Manhattanville Road, Purchase N.Y.	10577
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code          (914) 933-6400

*    R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. As of November 5, 1999, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

R.H. DONNELLEY CORPORATION

INDEX TO FORM 10-Q

R.H. Donnelley Corporation and Subsidiary

Consolidated Statements of Operations (Unaudited)
Three months ended	Nine months ended
September 30,	September 30,
(amounts in thousands, except per share data)	1999	1998	1999	1998 (1)

Revenues	$ 58,541	$ 53,391	$140,750	$125,256
Expenses:
Operating expenses	44,301	39,307	102,642	87,577
General and administrative	8,520	9,988	23,534	17,308
Provision for bad debts	2,112	2,632	5,642	7,116
Depreciation and amortization	4,568	4,854	13,993	14,710
Total expenses	59,501	56,781	145,811	126,711

Income from partnerships and related fees	48,116	46,445	113,570	108,669
Operating income	47,156	43,055	108,509	107,214

Interest expense, net	9,062	10,356	27,928	13,371
Income before income taxes	38,094	32,699	80,581	93,843

Provision for income taxes	15,736	13,080	32,875	37,537
Net income	$ 22,358 =====	$ 19,619 =====	$ 47,706 ======	$ 56,306 ======
Earnings per share:
Basic	$ 0.66	$ 0.57	$ 1.41	$ 1.64
Diluted	$ 0.65	$ 0.57	$ 1.39	$ 1.63
Shares used in computing earnings per share:
	33,632	34,223	33,806	34,249
	34,201	34,443	34,276	34,491

Cash dividends paid per share	-- =======	$ 0.175 =====	-- =====	$ 0.175 ======

The accompanying notes are an integral part of the consolidated financial statements.

(1) Restated - see Note 2 to the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiary

Consolidated Balance Sheets (Unaudited)
(amounts in thousands, except share and per share data)	September 30, 1999	December 31, 1998 (1)

Assets
Current Assets
Cash and cash equivalents	$ 3,515	$ 2,302
Accounts receivable
Billed	6,639	6,941
Unbilled	66,252	63,392
Other	11,181	8,712
Allowance for doubtful accounts	(3,177)	(4,503)
Total accounts receivable, net	80,895	74,542
Deferred contract costs	9,385	10,746
Other current assets	5,058	4,278
Total current assets	98,853	91,868

Property and equipment, net	17,035	21,077
Computer software, net	26,498	33,523
Partnership investments and related receivables	244,256	216,482
Other non-current assets	20,953	2,891

Total Assets	$407,595 =======	$385,841 ======

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$ 2,528	$ 1,654
Accrued and other current liabilities	80,703	67,360
Current portion of long-term debt	7,875	4,125
Total current liabilities	91,106	73,139

Long-term debt	438,375	464,500
Deferred income taxes	49,402	50,909
Postretirement and postemployment benefits	8,733	9,648
Other liabilities	12,250	12,415

Commitments and contingencies

Shareholders' Deficit
Preferred stock, par value $1 per share, authorized - 10,000,000
shares, outstanding - none	--	--
Common stock, par value $1 per share, authorized - 400,000,000
shares; issued - 51,621,894 shares for 1999 and 1998	51,622	51,622
Additional paid in capital	4,241	274
Retained deficit	(210,888)	(258,594)
Treasury stock, at cost, 18,165,814 shares for 1999 and
17,419,739 shares for 1998	(37,246)	(18,072)
Total shareholders' deficit	(192,271)	(224,770)

Total Liabilities and Shareholders' Deficit	$ 407,595 =======	$ 385,841 =======

The accompanying notes are an integral part of the consolidated financial statements.

(1) Restated - see Note 2 to the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)
Nine months ended
September 30,
(amounts in thousands)	1999	1998 (1)

Cash Flows from Operating Activities:
Net income	$ 47,706	$ 56,306
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	13,993	14,710
Deferred income taxes	(1,507)	4,938
Amortization of deferred financing costs	785	55
Provision for doubtful accounts	5,642	7,116
Cash received less than income from partnerships
and related receivables	(12,286)	(22,430)
Increase in accounts receivable	(11,995)	(1,793)
Decrease (increase) in deferred contract costs	1,361	(456)
Increase in other assets	(7,053)	(3,612)
Increase in accounts payable, accrued
and other current liabilities	15,342	16,151
Decrease in other liabilities	(1,081)	(2,777)
Net cash provided by operating activities	50,907	68,208

Cash Flows from Investing Activities:
Additions to property and equipment	(1,571)	(4,177)
Additions to computer software	(2,479)	(6,788)
Investment in joint venture	(8,000)	--
Net cash used in investing activities	(12,050)	(10,965)

Cash Flows from Financing Activities:
Net proceeds from long-term borrowings	--	490,408
Net distributions to Old D&B	--	(517,371)
Repayment of debt	(22,375)	(13,063)
Purchase of treasury stock	(19,319)	(1,017)
Dividend payments	--	(6,028)
Proceeds from exercise of stock options	4,050	--
Net cash used in financing activities	(37,644)	(47,071)

Increase in cash and cash equivalents	1,213	10,172
Cash and cash equivalents, beginning of year	2,302	32
Cash and cash equivalents, end of period	$ 3,515 =======	$ 10,204 =======

Supplemental cash flow information:
Interest paid	$ 28,587 =======	$ 13,322 =======
Income taxes paid	$ 28,240 =======	$ 10,331 =======

The accompanying notes are an integral part of the consolidated financial statements.

(1) Restated - see Note 2 to the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(amounts in thousands)

1.     Background and Basis of Presentation

       Prior to July 1, 1998, R.H. Donnelley Corporation (the "Company") operated as part of The Dun & Bradstreet Corporation ("Old D&B"). In December 1997, the Board of Directors of Old D&B approved in principle a plan to separate into two publicly traded companies - the Company and The New Dun & Bradstreet Corporation ("New D&B"). The distribution ("Distribution") was the method by which Old D&B distributed to its shareholders shares of New D&B common stock. On July 1, 1998, as part of the Distribution, Old D&B distributed to its shareholders shares of New D&B stock. In connection with the Distribution, Old D&B changed its name to R.H. Donnelley Corporation. Since the Distribution, the Company's only operating subsidiary has been R.H. Donnelley Inc. ("Donnelley") and, on a consolidated basis, the financial statements of the Company and Donnelley are substantially identical.

       The financial statements for the nine months ended September 30, 1998 represent the results of operations and cash flows of the Company as if it were a separate entity, and include allocations, through June 30, 1998, of certain Old D&B expenses related to the Company's businesses. Management believes these allocations are reasonable; however, the costs of these services are not indicative of the costs that would have been incurred if the Company had performed or provided these functions as a separate entity.

       The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K/A for the year ended December 31, 1998. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain reclassifications to 1998 amounts have been made to conform to the 1999 presentation.

2.     Restatement

       The Company's financial statements for the nine months ended September 30, 1998 have been restated to reflect a change in the recording of revenue for certain directories in the Sprint relationship. For certain Sprint directories, the Company earns both revenue from commissions on the sale of directory advertising, and a share of income from the CenDon partnership ("CenDon"), a 50/50 partnership between Donnelley and an operating unit of Sprint. Previously, sales commission revenues from these directories, including the semi-annual Las Vegas directory, were recorded in July and December. However, the Company's share of income from the partnership, which publishes the directories, was recorded in July and January when the directories were published. To be consistent, the Company conformed the interim and year-end accounting to record both the sales commission revenue and its share of income from the partnership in July and January. This change impacted the previously reported nine months 1998 results, but did not impact the previously reported results for the third quarter 1998. The effect of the restatement on the previously reported nine months ended September 30, 1998 results is as follows:

For the Nine Months Ended September 30, 1998
Originally
Reported	Adjustment	Restated

(amounts in thousands, except per share data)
Revenues	$115,729	$9,527	$125,256
Expenses:
Operating expenses	83,548	4,029	87,577
General and administrative	17,308	--	17,308
Provision for bad debts	6,397	719	7,116
Depreciation and amortization	14,710	--	14,710
Total expenses	121,963	4,748	126,711
Income from partnerships and related fees	108,669	--	108,669
Operating income	102,435	4,779	107,214
Interest expense, net	13,371	--	13,371
Income before income taxes	89,064	4,779	93,843
Provision for income taxes	35,626	1,911	37,537
Net income	$ 53,438 =======	$ 2,868 =====	$ 56,306 ======
Earnings per share:
Basic	$ 1.56	$ 0.08	$ 1.64
Diluted	$ 1.55	$ 0.08	$ 1.63

Balance Sheet Data (at December 31, 1998)
Total assets	$391,126	$ (5,285)	$385,841
Current liabilities	75,264	(2,125)	73,139
Shareholders' deficit	(221,610)	(3,160)	(224,770)

3.     Reconciliation of Shares Used in Computing Earnings Per Share

       The table below provides a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding for each period presented. The conversion of dilutive shares has no impact on operating results.
	Three months ended		Nine months ended
	September 30,		September 30,
	1999	1998	1999	1998

Weighted average shares outstanding - basic	33,632	34,223	33,806	34,249
Effect of potentially dilutive stock options	569	220	470	242
Weighted average shares outstanding - diluted	34,201 =====	34,443 =====	34,276 =====	34,491 =====

4.     Long-term debt

Long-term debt at September 30, 1999 and December 31, 1998 consisted of the following:
September 30,	December 31,
1999	1998
Senior subordinated 9.125% Notes	$ 150,000	$ 150,000
Senior secured term facilities	296,250	298,875
Senior revolving credit facility	--	19,750
Total	446,250	468,625
Less current portion	7,875	4,125
Net long-term debt	$ 438,375 ======	$ 464,500 ======

       The committed bank facilities consist of an aggregate $300,000 Senior Secured Term Facilities ("Term Facilities") and a $100,000 Senior Revolving Credit Facility (the "Revolver", and together with the Term Facilities, the "Credit Agreement"). The Credit Agreement and the Indenture governing the senior subordinated notes each contain covenants that, among other things, restrict the Company's and Donnelley's ability to engage in mergers, consolidations or asset sales or to incur additional indebtedness or create liens and require that certain financial ratios be maintained.

5.     Share Repurchase Programs

         During the nine months ended September 30, 1999, the Company, under both its open market repurchase plan and systematic stock buyback plan, repurchased or acquired an aggregate of 1,127 shares at a cost of $19,319.

6.     Litigation

       In April 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against Donnelley and Bell Atlantic in the United States District Court of the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which Donnelley is the sales agent. The complaint alleges that the defendants disseminated false information concerning the Rockland Yellow Pages, which has resulted in damages to the Rockland Yellow Pages. The plaintiffs are alleging a variety of claims including RICO violations, antitrust violations and Lanham Act violations. They are seeking damages in excess of $30,000, which amount plaintiffs are seeking to have trebled under the antitrust laws. In addition, the plaintiffs are also seeking punitive damages in an unspecified amount. Management intends to mount a vigorous defense of the Company in this matter. In June 1999, the defendants filed a motion to dismiss this complaint and a hearing on this motion has not yet been scheduled. At this preliminary stage in the proceedings, management is unable to predict the outcome of this matter but believes that the resolution of the action will not have a material adverse effect on the Company's financial position or results of operations.

       Certain tax planning strategies entered into by Old D&B are currently subject to review by tax authorities. The Internal Revenue Service (the "IRS") is currently reviewing Old D&B's utilization of certain capital losses during 1989 and 1990. While the IRS has not issued a formal assessment with respect to these transactions, the IRS has assessed other companies that had entered into similar types of transactions. IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR"), both of which are former subsidiaries of Old D&B, are each jointly and severally liable to pay 50%, and Old D&B is liable for the remaining 50% of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Old D&B pays the first $137,000 of tax liability. As a result of the form of the Distribution, the Company is the legal entity and the taxpayer referred to herein as Old D&B. However, New D&B, pursuant to the terms of the Distribution Agreement and the Tax Allocation Agreement, executed in connection with the Distribution, has assumed and will indemnify the Company and Donnelley against any payments to be made by the Company or Donnelley in respect of any tax liability that may be assessed and any related costs and expenses including ongoing legal fees. Accordingly, management believes that such tax liabilities and related costs and expenses will have no material impact on the Company's consolidated financial position. Management further believes that New D&B, IMS and NMR have sufficient financial resources to satisfy all such liabilities and to reimburse the Company for all costs and expenses incurred.

       In July 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants Old D&B, A. C. Nielsen Company, and IMS International Inc. (the "IRI Action"). The complaint alleges, among other things, various violations of the antitrust laws and seeks damages in excess of $350,000, which IRI is seeking to have trebled under the antitrust laws. IRI also seeks punitive damages of an unspecified amount. Under the Distribution Agreement, New D&B will assume the defense and indemnify the Company and Donnelley against any payments to be made by the Company or Donnelley with respect to the IRI Action, including any related legal fees and expenses. Management believes that New D&B has sufficient financial resources to satisfy all such liabilities and to reimburse the Company for all costs and expenses incurred.

       Other than the matters described above, the Company is also subject to proceedings, lawsuits and other claims arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation will not materially affect the Company's financial position or results of operations.

7.      DonTech Partnership

       The following is summarized combined financial information of the DonTech Partnership:

	Three months ended		Nine months ended
	September 30,		September 30,
	1999	1998	1999	1998

Gross revenues	$33,019	$69,469	$83,577	$247,684
Income from operations	17,592	28,982	37,732	141,567
Net income	17,834	28,982	38,761	141,567

       The decrease in gross revenues, income from operations and net income in 1999 compared to 1998 is due to the change in the structure of the partnership. Prior to this change, DonTech published various directories, solicited advertising, and manufactured and delivered various directories in Illinois and northwest Indiana. Since the change, DonTech performs the advertising sales function for the directories and earns a commission, while an operating unit of Ameritech serves as the publisher. The Company has a 50% interest in the profits of DonTech and also receives revenue participation income, which is tied to advertising sales, from an operating unit of Ameritech. This revenue participation income is not shown in the above table.

       Income and related fees recognized in the financial statements include the Company's share of the net income above, plus revenue participation income less other reconciling items. Income and related fees from DonTech for the quarter ended September 30, 1999 and 1998 was $41,082 and $39,487, respectively, and included $31,776 and $29,633 of revenue participation income. Income and related fees for the nine months ended September 30, 1999 and 1998 was $98,569 and $94,423, respectively, and included $79,413 and $76,536 of revenue participation income. Due to the change in the partnership structure and the timing of revenue recognition, the amounts in the table for 1998 do not correspond to the income from partnerships and related fees recognized in the financial statements.

8.     Foreign Joint Venture

       The Company entered into a joint venture with China United Telecommunications Corporation ("China Unicom") to publish yellow pages directories and to offer Internet directory services in the People's Republic of China. Under the terms of the joint venture agreement, as amended, the Company acquired an 18.75% interest in the joint venture ("Unicom Media") and agreed to invest cash of approximately $15.8 million. Unicom Media holds an 80% interest in Unicom Yellow Pages, the yellow pages directories operating subsidiary, and a 100% interest in ChinaBig, a comprehensive, bilingual Internet directory. To date, the Company has contributed $9.3 million in cash and recognized an obligation for the remaining payments in the balance sheet. The book value of the investment is greater than the Company's share of the underlying equity of the joint venture and this premium is being amortized over the life of the venture.

9.      Business Segments

       The Company provides advertising sales and marketing services for yellow pages and other directory products under long-term sales agency agreements with operating units of major telephone companies, through our own independent operation and through joint venture partnerships. The Company also provides publishing and production services for yellow pages directories. The Company's reportable operating segments are Directory Advertising Services, DonTech Partnership and Directory Publishing Services. The DonTech Partnership is viewed as a separate reportable operating segment since, among other factors, the employees of DonTech, including officers and managers, are not employees of the Company. Essentially, all operations are conducted in the United States.

       Management evaluates the performance of the operating segments and allocates resources to them based on operating income and other factors. Operating income for the reportable segments (except DonTech) includes those costs directly incurred by each operation plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage. Interest expense, income tax expense and non-operating income and expenses are not allocated to the reportable segments. The operating loss under the Other column represents general and administrative expenses and other activities not allocated to the reportable segments. Total assets included in the Other column represent those assets not allocated to the reportable segments, such as cash and cash equivalents, prepaid and deferred expenses and corporate property and equipment.

       Selected financial results for the three and nine month periods ended September 30, 1999 and 1998 and total assets at September 30, 1999 and 1998 are as follows:
Three-month period ended September 30, 1999

	Directory		Directory
	Advertising	DonTech	Publishing		Consolidated
	Services	Partnership	Services (2)	Other	Totals
Advertising sales (1)
Calendar cycle	$ 188,539	$ 130,491	--	--	$319,030
Publication cycle	121,718	67,939	--	--	189,657
Revenues	50,508	--	$ 8,033	--	58,541
Income from partnerships and related fees	7,034	41,082	--	--	48,116
EBITDA (3)	15,389	41,082	578	$(5,325)	51,724
Depreciation and amortization	1,753	--	1,634	1,181	4,568
Operating income (loss)	13,636	41,082	(1,056)	(6,506)	47,156
Total assets	142,718	202,677	17,692	44,508	407,595

Three-month period ended September 30, 1998

	Directory		Directory
	Advertising	DonTech	Publishing		Consolidated
	Services	Partnership	Services (2)	Other	Totals
Advertising sales (1)
Calendar cycle	$ 173,112	$ 126,226	--	--	$299,338
Publication cycle	119,477	64,611	--	--	184,088
Revenues	45,638	--	$ 7,753	--	53,391
Income from partnerships and related fees	6,958	39,487	--	--	46,445
EBITDA (3)	14,415	39,487	1,256	$ (7,249)	47,909
Depreciation and amortization	1,548	--	1,431	1,875	4,854
Operating income (loss)	12,867	39,487	(175)	(9,124)	43,055
Total assets	122,159	215,816	21,466	54,832	414,273

Nine-month period ended September 30, 1999

	Directory		Directory
	Advertising	DonTech	Publishing		Consolidated
	Services	Partnership	Services (2)	Other	Totals
Advertising sales (1)
Calendar cycle	$ 471,910	$ 328,878	--	--	$800,788
Publication cycle	435,160	284,911	--	--	720,071
Revenues	116,975	--	$ 23,775	--	140,750
Income from partnerships and related fees	15,001	98,569	--	--	113,570
EBITDA (3)	36,956	98,569	1,959	$(14,982)	122,502
Depreciation and amortization	5,019	--	4,946	4,028	13,993
Operating income (loss)	31,937	98,569	(2,987)	(19,010)	108,509
Nine-month period ended September 30, 1998

	Directory		Directory
	Advertising	DonTech	Publishing		Consolidated
	Services	Partnership	Services (2)	Other	Totals
Advertising sales (1)
Calendar cycle	$ 415,276	$ 327,138	--	--	$742,414
Publication cycle	416,679	272,692	--	--	689,371
Revenues	102,212	--	$ 23,044	--	125,256
Income from partnerships and related fees	14,246	94,423	--	--	108,669
EBITDA (3)	33,388	94,423	3,567	$(9,454)	121,924
Depreciation and amortization	4,484	--	4,814	5,412	14,710
Operating income (loss)	29,111	94,423	(1,247)	(15,073)	107,214

   (1)   Advertising sales represents the billing value of advertisements sold for an annual directory by the Company and DonTech. Management reviews the performance of the operating segments on, among other things, the advertising sales generated on a calendar cycle and a publication cycle basis. Calendar cycle advertising sales represent the billing value of advertisements sold for an annual directory stated on the same basis for which revenue is recognized in the consolidated financial statements (that is, when a sales contract is signed where the Company acts as a sales agent and when a directory is published where the Company acts as the publisher). Advertising sales on a publication cycle basis represent the billing value of advertisements sold for an annual directory based on when a directory is published, regardless of the Company's role and the recognition of revenue in the consolidated financial statements.

   (2)   Directory Publishing Services revenues do not include intracompany revenues of $461 and $222 for the three months ended September
         30, 1999 and 1998, respectively, and $948 and $669 for the nine months ended September 30, 1999 and 1998, respectively.

   (3)   EBITDA represents earnings before interest, taxes and depreciation and amortization. EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles and should not be considered as a substitute for operating income or net income prepared in conformity with generally accepted accounting principles. In addition, EBITDA may not be comparable to similarly titled measures of other companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The matters discussed in this Quarterly Report on Form 10-Q of R.H. Donnelley Corporation (the "Company") and R.H. Donnelley Inc. ("Donnelley") contain forward looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where applicable, the words "believe," "expect," "anticipate," "should," "planned," "estimated," "potential," "goal," "outlook," and similar expressions, as they relate to the Company, Donnelley or its management, have been used to identify such forward looking statements. These statements and all other forward looking statements reflect the Company's and Donnelley's management's current beliefs and specific assumptions with respect to future business decisions and general market conditions and are based on information currently available. Accordingly, the statements are subject to significant risks, uncertainties and contingencies which could cause the Company's and Donnelley's actual operating results, performance or business prospects to differ materially from those expressed in, or implied by, these statements. Such risks, uncertainties and contingencies include the following: (1) loss of market share through competition; (2) uncertainties caused by the consolidation of the telecommunications industry; (3) introduction of competing products or technologies by other companies; (4) complexity and uncertainty regarding the development of new high technology products; (5) pricing pressures from competitors and/or customers; (6) changes in the yellow pages industry and markets; (7) unforeseen risks associated with Year 2000 issues at the Company, Donnelley or a major third party vendor, partner or customer; and (8) a sustained economic downturn in the United States.

The Company

       Except where otherwise indicated, the terms "Company," "we" and "our" refer to R.H. Donnelley Corporation and its only wholly owned subsidiary R.H. Donnelley Inc. ("Donnelley"). We have no other operations other than through this subsidiary; therefore, on a consolidated basis, our financial statements and the financial statements of Donnelley are substantially identical.

       We provide advertising sales and marketing services for yellow pages and other directory products under long-term sales agency agreements with operating units of major telephone companies, through our own independent operation and through joint venture partnerships. We act as a sales agent in New York State for an operating unit of Bell Atlantic and in Florida for an operating unit of Sprint. We serve as a sales agent and publisher for the CenDon partnership ("CenDon"), a 50/50 partnership with an operating unit of Sprint that was formed to publish directories in Florida, Nevada, Virginia and North Carolina. We also publish our own independent yellow pages directory in the Cincinnati area. We are a partner in a joint venture with China United Telecommunications Corporation ("China Unicom") to publish yellow pages directories and to offer Internet directory services in the People's Republic of China. Due to their similarities, we aggregate these businesses in our Directory Advertising Services ("DAS") segment.

       We are a 50% partner in the DonTech Partnership ("DonTech"), a partnership with an operating unit of Ameritech, which acts as the exclusive sales agent for yellow pages directories published by Ameritech in Illinois and northwest Indiana. In addition to receiving 50% of the profits of DonTech, we receive direct fees ("Revenue Participation") from an operating unit of Ameritech, which are tied to advertising sales. While DonTech provides advertising sales of yellow pages and other directory products similar to our DAS segment, the partnership is considered a separate operating segment since, among other things, the employees of DonTech, including officers and managers, are not our employees.

       We provide pre-press publishing services for yellow pages directories, including advertisement creation, sales contract management, listing database management, sales reporting and commissions, pagination, billing services and imaging, to independent yellow pages publishers and certain existing customers under separately negotiated contracts. This business is classified as the Directory Publishing Services ("DPS") segment.

Factors Affecting Comparability

       All data included herein pertaining to the nine month period ended September 30, 1998 have been restated to reflect a change in the recording of revenue for certain directories in the Sprint relationship. See Note 2 to the consolidated financial statements.

       Prior to July 1, 1998, we operated as part of The Dun & Bradstreet Corporation ("Old D&B"). In December 1997, the Board of Directors of Old D&B approved in principle a plan to separate into two publicly traded companies - the Company and The New Dun & Bradstreet Corporation ("New D&B"). The distribution ("Distribution") was the method by which Old D&B distributed to its shareholders shares of New D&B common stock. On July 1, 1998, as part of the Distribution, Old D&B distributed to its shareholders shares of New D&B stock. In connection with the Distribution, Old D&B changed its name to R.H. Donnelley Corporation.

       The financial statements for the nine-month period ended September 30, 1998 reflect our results of operations and cash flows as if we were a separate entity. The financial statements include allocations through the date of Distribution of certain Old D&B general and administrative expenses related to our businesses. Management believes these allocations are reasonable; however, these allocated costs are not indicative of the costs that would have been incurred had we performed or provided these functions as a separate entity. For example, we estimate that general and administrative expenses would have been approximately $4.4 million higher than the amounts allocated in 1998. Additionally, in connection with the Distribution, we issued Debt (as defined below; see - "Liquidity and Capital Resources") and estimate that additional interest expense of $18.4 million would have been incurred during 1998, assuming the Debt was outstanding as of the beginning of the year.

Advertising Sales

       Advertising sales represents the billing value of advertisements sold for an annual directory by the Company and DonTech in a given calendar year (calendar cycle sales). These sales are recognized on the same basis on which revenues are recognized (that is, when a customer signs a sales contract where we are a sales agent or when the directory is published where we are the publisher). The selling of advertising for a specific directory is managed as a sales campaign. The typical sales campaign begins approximately six to eight months prior to the scheduled publication date. As a result, where we act as a sales agent, the amount of calendar sales can fluctuate from the prior year quarter and year-to-date periods due to various factors, including changes in the actual commencement date of the sales campaign and the timing of sales during the sales campaign.

       Calendar cycle sales in the third quarter of 1999 increased 6.6% over last year's third quarter to $319.0 million. For the nine-month period ended September 30, 1999, advertising sales increased 7.9% over the comparable 1998 period to $800.8 million. Advertising sales by segment on a calendar cycle basis were as follows:
Three Months Ended	Nine Months Ended
September 30,	September 30,
1999	1998	Change	1999	1998	Change
DAS	$188.5	$173.1	$15.4	8.9%	$471.9	$415.3	$56.6	13.6%
DonTech	130.5	126.2	4.3	3.4%	328.9	327.1	1.8	0.0%
Total	$319.0 ====	$299.3 ====	$19.7 ===	6.6%	$800.8 ====	$742.4 ====	$58.4 ===	7.9%

       The increase in DAS sales for the third quarter and year-to-date period in 1999 compared to 1998 was primarily driven by higher sales in our Bell Atlantic and Sprint relationships. Sales in the Buffalo market accounted for roughly half of the increase at Bell Atlantic for both the quarter and nine-month period. During 1998, we were appointed the exclusive sales agent by Bell Atlantic to service this market and began selling advertising in October 1998. Accordingly, there were no sales in the prior year third quarter or year-to-date periods. The remaining increase at Bell Atlantic was due to timing of sales. Also contributing to the increase in sales for the quarter was an increase in Sprint's Central Florida directory due to both timing and growth of the directory. During the third quarter, we published our second annual Cincinnati proprietary directory, and sales for the directory were essentially unchanged from last year. The 3.4% increase in DonTech sales in the third quarter was mainly due to timing.

       Management believes that an additional measurement of sales performance is the publication cycle basis. This method measures sales based on the value of an annual directory according to its publication date regardless of when the advertising for that directory was sold. If a directory publication date changes from one year to the next, the prior year publication date is adjusted to conform to the present year to maintain comparability. Publication cycle sales for the third quarter of 1999 were $189.7 million, an increase of 3.0% over the third quarter 1998 amount of $184.1 million. Through September 30, 1999, publication cycle sales were $720.1 million, an increase of 4.5% over the year-to-date 1998 amount of $689.4 million. Advertising sales by segment on a publication cycle basis were as follows:
Three Months Ended	Nine Months Ended
September 30,	September 30,
1999	1998	Change	1999	1998	Change
DAS	$121.8	$119.5	$2.3	1.9%	$435.2	$416.7	$18.5	4.4%
DonTech	67.9	64.6	3.3	5.1%	284.9	272.7	12.2	4.5%
Total	$189.7 ====	$184.1 ====	$5.6 ===	3.0%	$720.1 ====	$689.4 ====	$30.7 ===	4.5%

       The increase in DAS sales for the third quarter and year-to-date period in 1999 as compared to 1998 was primarily due to directories for the Buffalo market that were published for the first time since we were appointed Bell Atlantic's sales agent in that region. Accordingly, there were no comparable publications during the prior-year periods. Sales also increased as growth in certain Bell Atlantic upstate New York markets more than offset declines in certain downstate New York markets. Sales for the quarter at Sprint were comparable to the prior-year quarter as sales for the July 1999 Las Vegas directory were held down by one-time factors that resulted in a decline in sales under the entertainment classification of the directory. Sales for Sprint's January 1999 Las Vegas directory, however, increased over the prior year, contributing to the year-to-date increase. The increase in DonTech sales for the three and nine-month periods was attributable to continued growth in the Chicago markets and improved efficiencies in sales force execution aided by the rebalancing of the directory publication schedule in 1997 and 1998.

Financial Performance

       Revenues from DAS consist of sales commissions from our sales agency agreements and the billing value of advertisements sold from our independent operation. Revenues from DPS consist of pre-press publishing services for yellow pages directories provided to independent yellow pages publishers and certain existing customers under separately negotiated contracts. Revenues for the third quarter of 1999 increased $5.1 million, or 9.6% over the third quarter 1998 to $58.5 million. For the nine-month period ended September 30, 1999, revenues of $140.8 million were $15.5 million, or 12.4% higher than the prior year. Revenues by segment were as follows:
Three Months Ended	Nine Months Ended
September 30,	September 30,
1999	1998	Change	1999	1998	Change
DAS	$50.5	$45.6	$4.9	10.8%	$117.0	$102.2	$14.8	14.5%
DonTech	8.0	7.8	0.2	2.6%	23.8	23.1	0.7	3.0%
Total	$58.5 ===	$53.4 ===	$5.1 ===	9.6%	$140.8 ====	$125.3 ====	$15.5 ===	12.4%

       The increase in DAS revenues for the quarter and year-to-date period in 1999 as compared to 1998 was primarily attributable to the increase in calendar sales discussed above under " - Advertising Sales." The increase in DPS revenues is due to an increase in publishing volumes.

       Operating expenses of $44.3 million for the third quarter of 1999 were $5.0 million, or 12.7% higher than the third quarter of 1998. Through September 30, 1999, operating expenses were $102.6 million, an increase of $15.1 million or 17.2% over the comparable 1998 period. The increase in operating expenses was principally related to higher direct selling costs and an increase in information technology related expenses. The increase in direct selling costs was primarily due to higher sales. The increase in information technology related expenses is due to more maintenance type expenditures in 1999, which are expensed when incurred, compared to developmental type expenditures in 1998, which are capitalized when incurred and amortized over a period of time.

       General and administrative expenses for the third quarter of 1999 of $8.5 million decreased $1.5 million or 14.7%, compared to last year's third quarter primarily due to the timing of expenses. For the nine-month period, general and administrative expenses were $23.5 million, an increase of $6.2 million or 36.0%, over the prior-year period. This increase was primarily due to higher costs associated with being a stand-alone company and costs associated with various strategic business development initiatives, including outside consulting fees, marketing studies and travel.

       Income from partnerships and related fees includes our share of the profits and losses from DonTech (including Revenue Participation), CenDon and our joint venture with China Unicom ("Unicom Media"). Income from partnerships and related fees was $48.1 million in the third quarter of 1999 compared to $46.4 million in the third quarter of 1998. This increase of $1.7 million was primarily due to higher income from DonTech. For the year-to-date period, income from partnerships and related fees increased $4.9 million over the comparable 1998 period to $113.6 million. This increase was due to higher income and related fees from DonTech and CenDon partially offset by our share of losses from the China joint venture.

       Operating income for the three and nine months ended September 30, 1999 of $47.1 million and $108.5 million, respectively, increased over the corresponding 1998 periods. Operating income (loss) by segment was as follows:
Three Months Ended	Nine Months Ended
September 30,	September 30,
1999	1998	Change	1999	1998	Change
DAS	$13.6	$12.9	$ 0.7	5.4%	$ 31.9	$29.1	$ 2.8	9.6%
DonTech	41.1	39.5	1.6	4.1%	98.6	94.4	4.2	4.4%
DPS	(1.1)	(0.2)	(0.9)	(450.0)%	(3.0)	(1.2)	(1.8)	(150.0)%
Other	(6.5)	(9.1)	2.6	28.6%	(19.0)	(15.1)	(3.9)	(25.8)%
Total	$47.1 ====	$43.1 ===	$4.0 ====	9.3%	$108.5 ====	$107.2 ====	$ 1.3 ====	1.2%

       The increase in operating income for DAS for the three and nine-month periods was driven by the increase in revenues partially offset by a corresponding increase in direct selling costs. DPS operating loss for the three and nine months ended September 30, 1999 increased primarily due to higher information technology related expenses described above. Other operating loss represents corporate and general overhead costs that are not allocated to the business segments. The decrease in operating loss for the three-month period was due to timing of expenses. For the nine-month period, the increase was due to higher costs associated with being a stand-alone company and costs associated with various strategic business development initiatives.

       Interest expense represents interest on the Debt issued in connection with the Distribution. Interest expense for the third quarter of 1999 was $9.1 million, a decrease of $1.3 million or 14.3%, from the third quarter of 1998, primarily due to lower average borrowings under the Revolver (as defined below; see - "Liquidity and Capital Resources"). The large increase in interest expense for the 1999 year-to-date period compared to the prior year was due to the issuance of the Debt in June 1998.

       Net income for the third quarter 1999 was $22.4 million, or $0.65 per diluted share compared to $19.6 million, or $0.57 per diluted share in 1998. For the nine months ended September 30, 1999, net income was $47.7 million, or $1.39 per diluted share compared to $56.3 million, or $1.63 per diluted share in 1998. As previously stated, we believe that the 1998 nine month results are not comparable to the current operations as they do not include certain general and administrative expenses and interest expense that were incurred as a result of the separation from Old D&B on July 1, 1998. If the results for the nine months ended September 30, 1998 were adjusted to (i) include the estimated additional general and administrative expenses associated with being a stand-alone company and (ii) assume the Debt was outstanding as of the beginning of 1998, we estimate that net income would have been $42.7 million or $1.24 per diluted share.

Liquidity and Capital Resources

       In connection with the Distribution, Donnelley borrowed $300 million under its Senior Secured Term Facilities ("Term Facilities") and issued $150 million of Senior Subordinated Notes (the "Notes"). Donnelley also borrowed $50 million against its $100 million Senior Revolving Credit Facility (the "Revolver", together with the Term Facilities, the "Credit Agreement"). The net proceeds from these initial borrowings (the "Debt") were distributed to Old D&B in connection with the Distribution, but repayment of such indebtedness remains an obligation of Donnelley, as guaranteed by the Company. The Term Facilities mature between June 2004 and December 2006, and require quarterly principal repayments. The Notes mature in 2008 and pay interest semi-annually in June and December at the annual rate of 9.125%. The Credit Agreement and the Indenture governing the Notes each contain covenants that, among other things, restrict the Company's and Donnelley's ability to engage in mergers, consolidations or asset sales or to incur additional indebtedness or create liens and require that certain financial ratios be maintained. Through September 30, 1999, the Company has complied with all covenants under the Credit Agreement and Indenture governing the Notes. At October 31, 1999, Donnelley had $446.3 million of outstanding debt under the Credit Agreement at a weighted average interest rate of 6.75% per annum, and available borrowing capacity of $100.0 million under the Revolver. We believe that cash flow from operations and available debt capacity under the Revolver will be sufficient to fund our operations and meet our anticipated investment, capital expenditures and debt service requirements for the foreseeable future.

       Under the terms of the Unicom Media joint venture agreement, with China Media, as amended, we acquired an 18.75% interest in Unicom Media and agreed to invest cash of approximately $15.8 million. Unicom Media holds an 80% interest in Unicom Yellow Pages, the yellow pages directories operating subsidiary, and a 100% interest in ChinaBig, a comprehensive, bilingual Internet directory. We have made cash contributions totaling $9.3 million and anticipate making additional contributions of $4.0 million in 2000 and $2.5 million in 2001. These payments will be funded from cash flows from operations or from borrowings under the Revolver.

       In October 1999, the merger of Ameritech Corporation and SBC Communications closed. This merger does not trigger any change to the current agreement governing the DonTech partnership; however, there can be no assurances as to what effect, if any, the merger will have on the DonTech partnership.

Cash Flow

       Net cash provided by operations was $50.9 million through September 30, 1999 compared to $68.2 million through September 30, 1998. Net income was lower in 1999 as compared to 1998 primarily due to higher interest and general and administrative expenses as a result of our separation from Old D&B. The change in deferred taxes was primarily due to estimates used to approximate deferred tax balances as if the Company were a separate entity for the periods prior to the Distribution. Cash provided by accounts receivable collections also declined in 1999 due to the timing of customer payments and higher receivables associated with our Yellow Pages Television® operations. Cash received from partnerships relative to the income earned from partnerships increased due to the timing of cash receipts; however, the actual cash received from partnerships relative to income earned is expected to be relatively comparable on an annual basis.

       Net cash used in investing activities through September 30, 1999 was $12.1 million compared to $11.0 million for the same period in 1998. Capital expenditures for fixed assets and computer software in 1999 decreased $6.9 million from 1998. Software development costs were significantly higher in 1998 as the Company purchased, developed or modified existing software to satisfy contractual customer requirements. Additionally, as a result of our separation from Old D&B in 1998, expenditures for the purchase of computer-related equipment were higher in 1998. An additional $8.0 million investment was made in our China joint venture in 1999, partially offsetting the decrease in capital expenditures. We currently have no material commitments for capital expenditures or investment spending, other than the required contributions to the China joint venture described above.

       Net cash used in financing activities was $37.6 million through September 30, 1999 compared to $47.1 million through September 30, 1998. During 1999, cash of $22.4 million was used to repay debt and $19.3 million was used to repurchase common stock, partially offset by cash proceeds of $4.1 million from the exercise of employee stock options. The increase in these amounts in 1999 compared to 1998 was primarily due to our separation from Old D&B on July 1, 1998. In 1998, we paid $6.0 million in dividends; however, we discontinued our dividend payments in 1999. Additionally, in 1998, net proceeds of $490.4 million from the issuance of Debt were received by Donnelley and distributed to Old D&B in connection with the Distribution. Also, prior to the Distribution, all cash deposits were transferred to Old D&B on a daily basis and Old D&B funded our disbursement bank accounts as required. The net amount transferred prior to the Distribution was approximately $27.0 million and is included in the net distributions to Old D&B amount of $517.4 million.

Year 2000 Issue

       The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions.

       As part of our Y2K compliance program, all of our installed computer systems and software products have been assessed for Y2K problems. We replaced our financial systems (General Ledger, Accounts Payable, and Fixed Assets) with software from Oracle Corporation, which have been tested and certified to be Y2K compliant. For all remaining systems, software programs have been modified or replaced. We are requesting assurances from all software vendors from which we have purchased or licensed software, or from which we may purchase or license software, that such software will correctly process all date information at all times. Additionally, all modifications to existing software, or new software installed are subjected to our internal Y2K compliance program described below.

       We have divided our Y2K compliance program into five major phases - (1) the assessment of all computer systems and software products (collectively the "Computer Systems") for Y2K compliance, (2) the remediation (i.e. conversion or modification) of each Computer System to be Y2K compliant, (3) the testing of the remediation to confirm that such remediation has not adversely impacted the operation of the Computer Systems, and that it can process dates correctly, (4) the implementation of the remediated Computer Systems into production and (5) certification of the remediation for Y2K compliance. As of October 31, 1999, all major phases have been successfully completed. As a result, we believe that we have now largely mitigated our exposure to the Y2K issue, although it is possible that unforeseen risks associated with Y2K issues could adversely affect our financial condition or results of operations.

       In addition, it is possible that certain computer systems or software products with which our Computer Systems, databases or other technology interface or are integrated with may not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption. We have conducted a review of our Computer Systems to attempt to identify ways in which the Computer Systems could be affected by interface- or integration-related problems in correctly processing date information. We are communicating with those third parties with which we maintain business relationships to monitor and evaluate their progress in identifying and addressing their Y2K issues and assessing the potential impact, if any, to us. Currently, nothing has come to our attention that would indicate that the Y2K compliance efforts of a major third party would have a material adverse effect on our results of operations and financial condition. However, there can be no assurance that we will identify all interface- or integration-related or third party-related problems in advance of their occurrence, or that we will be able to successfully remedy problems that are discovered. The expense of our efforts to identify and address such problems, or the expense and liability to which we may become subject to as a result of such problems, could have a material adverse effect on our results of operations and financial condition.

       We continually assess the risk of non-compliance of our systems and the systems of major third parties. Each major business unit and function is currently in the process of developing contingency plans that address potential Y2K risks to its systems and business. These contingency plans are scheduled to be completed, reviewed and approved by the Company's senior management in November. The preliminary plans assign responsibilities to key personnel, prioritize each system and function and establish recovery strategies and estimated recovery times.

       Through September 30, 1999, we have spent approximately $5.1 million addressing the Y2K issues and estimate that we will spend an additional $0.2 million during the remainder of 1999. These costs have been and will be funded through cash flows from operations.

       Certain information set forth above regarding the Y2K issue and the Company's plans to address that issue are forward looking statements subject to the safe harbor under the Federal securities laws. See the first paragraph in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed discussion of forward looking statements and related risks and uncertainties. In addition, certain factors particular to the Y2K issue could cause actual results to differ materially from those contained in the forward looking statements, including, without limitation, failure to identify critical Computer Systems or other information systems which may experience failures, delays and/or errors in the compliance and remediation efforts described above, unexpected failures by key vendors, software providers and/or business partners to be Y2K compliant and related costs to remedy such failure or make alternative arrangements, and inability to successfully develop and/or implement in a timely fashion the contingency plans described above or the failure of those contingency plans to adequately address the problems experienced as a result of the Y2K issue. In any such event, the Company's results of operations and financial condition could be materially adversely affected. In addition, the failure to be Y2K compliant of third parties completely outside of the Company's control, such as electric utilities or financial institutions, could adversely effect the Company's results of operations and financial condition, although such effects would equally adversely impact most similarly situated businesses.

Market Risk Sensitive Instruments

       We are exposed to interest rate risk through our Credit Agreement where we borrow at prevailing short-term variable rates. In order to manage our exposure to fluctuations in interest rates, we have entered into interest rate swap agreements which allow us to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available if fixed rate borrowings were made directly. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. We do not use derivative financial instruments for trading or speculative purposes. There has been no change in the $175 million outstanding notional amount of interest rate swaps since December 31, 1998 and the unrealized fair value of the swaps was a gain of $2.2 million at September 30, 1999.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

       The requirements of this Item are discussed in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

       In April 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against Donnelley and Bell Atlantic in the United States District Court of the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which Donnelley is the sales agent. The complaint alleges that the defendants disseminated false information concerning the Rockland Yellow Pages, which has resulted in damages to the Rockland Yellow Pages. The plaintiffs are alleging a variety of claims including RICO violations, antitrust violations and Lanham Act violations. They are seeking damages in excess of $30,000, which amount plaintiffs are seeking to have trebled under the antitrust laws. In addition, the plaintiffs are also seeking punitive damages in an unspecified amount. Management intends to mount a vigorous defense of the Company in this matter. In June 1999, the defendants filed a motion to dismiss this complaint and a hearing on this motion has not yet been scheduled. At this preliminary stage in the proceedings, management is unable to predict the outcome of this matter but believes that the resolution of the action will not have a material adverse effect on the Company's financial position or results of operations.

       Certain tax planning strategies entered into by Old D&B are currently subject to review by tax authorities. The Internal Revenue Service (the "IRS") is currently reviewing Old D&B's utilization of certain capital losses during 1989 and 1990. While the IRS has not issued a formal assessment with respect to these transactions, the IRS has assessed other companies that had entered into similar types of transactions. IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR"), both of which are former subsidiaries of Old D&B, are each jointly and severally liable to pay 50%, and Old D&B is liable for the remaining 50% of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Old D&B pays the first $137,000 of tax liability. As a result of the form of the Distribution, the Company is the legal entity and the taxpayer referred to herein as Old D&B. However, New D&B, pursuant to the terms of the Distribution Agreement and the Tax Allocation Agreement, executed in connection with the Distribution, has assumed and will indemnify the Company and Donnelley against any payments to be made by the Company or Donnelley in respect of any tax liability that may be assessed and any related costs and expenses including ongoing legal fees. Accordingly, management believes that such tax liabilities and related costs and expenses will have no material impact on the Company's consolidated financial position. Management further believes that New D&B, IMS and NMR have sufficient financial resources to satisfy all such liabilities and to reimburse the Company for all costs and expenses incurred.

       In July 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants Old D&B, ACNielsen Company, and IMS International Inc. (the "IRI Action"). The complaint alleges, among other things, various violations of the antitrust laws and seeks damages in excess of $350 million, which IRI is seeking to have trebled under the antitrust laws. IRI also seeks punitive damages of an unspecified amount. Under the Distribution Agreement, New D&B will assume the defense and indemnify the Company and Donnelley against any payments to be made by the Company or Donnelley with respect to the IRI Action, including any related legal fees and expenses. Management believes that New D&B has sufficient financial resources to satisfy all such liabilities and to reimburse the Company for all costs and expenses incurred.

       Other than the matters described above, the Company is also subject to proceedings, lawsuits and other claims arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation will not materially affect the Company's financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit No.	Document

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File Number 001-07155)
3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File Number 001-07155)
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
4.4

Rights Agreement, dated as of October 27, 1998 between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Commission File Number 001-07155)

* 27.1	Financial Data Schedule of the Company
* 27.2	Financial Data Schedule of Donnelley

* filed herewith
(b) Reports on Form 8-K:

A report on Form 8-K was filed on July 27, 1999 under the caption "Item 5 - Other Events" to report (i) the Company's 1999 2nd quarter earnings and (ii) its decision to make a change in its revenue recognition for certain directories in its Sprint relationship which resulted in a restatement of certain prior period results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION

Date: November 12, 1999		/s/ Philip C. Danford
	By:	Philip C. Danford
Senior Vice President and Chief Financial Officer

Date: November 12, 1999	By:	/s/ William C. Drexler
William C. Drexler
Vice President and Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY INC.

Date: November 12, 1999		/s/ Philip C. Danford
	By:	Philip C. Danford
Senior Vice President and Chief Financial Officer

Date: November 12, 1999	By:	/s/ William C. Drexler
William C. Drexler
Vice President and Controller