Form 10-Q
period 2000-03-31
DONNELLEY R H INC
filed 2000-05-12
CIK 1065310

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to

Commission file number 001-07155
R.H. DONNELLEY CORPORATION (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	13-2740040 (I.R.S. Employer Identification No.)
One Manhattanville Road, Purchase N.Y. (Address of principal executive offices)	10577 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of Class Common Stock, par value $1 per share	Shares Outstanding at May 1, 2000 32,114,121
Commission file number 333-59287 R.H. DONNELLEY INC. * (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	36-2467635 (I.R.S. Employer Identification No.)
One Manhattanville Road, Purchase N.Y. (Address of principal executive offices)	10577 (Zip Code)

Registrants' telephone number, including area code       (914) 933-6400

*    R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes. As of May 1, 2000, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

R.H. DONNELLEY CORPORATION

INDEX TO FORM 10-Q

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 6.	Exhibits and Reports on Form 8-K	18
SIGNATURES	22

R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
	Three months ended March 31,
(amounts in thousands, except per share data)	2000	1999
Gross revenues	$ 45,296	$ 42,084
Less: sales allowances	(3,907)	(1,561)
Net revenues	41,389	40,523
Expenses:
Operating expenses	30,355	29,812
General and administrative expenses	8,467	8,879
Provision for bad debts	649	642
Depreciation and amortization	4,524	4,789
Total expenses	43,995	44,122
Income from partnerships and related fees	28,180	27,487
Operating income	25,574	23,888
Interest expense, net	9,214	9,716
Income before income taxes	16,360	14,172
Provision for income taxes	6,675	5,697
Net income	$ 9,685 =======	$ 8,475 ======
Earnings per share:
Basic	$ 0.30	$ 0.25
Diluted	$ 0.29	$ 0.25
Shares used in computing earnings per share:
Basic	32,618	33,984
Diluted	33,097	34,330

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(amounts in thousands, except share and per share data)	March 31, 2000	December 31, 1999
Assets
Current Assets
Cash and cash equivalents	$ 15,988	$ 2,390
Accounts receivable
Billed	3,561	8,478
Unbilled	68,948	68,213
Other	2,173	10,011
Allowance for doubtful accounts	(6,085)	(7,992)
Total accounts receivable, net	68,597	78,710
Deferred contract costs	14,117	9,728
Income tax refund	--	6,000
Other current assets	5,210	5,448
Total current assets	103,912	102,276
Property and equipment, net	17,242	17,626
Computer software, net	21,855	24,225
Partnership investments and related receivables	226,769	230,205
Other non-current assets	21,638	21,074
Total Assets	$ 391,416 ========	$ 395,406 ========
Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 47,625	$ 45,582
Accrued interest payable	9,994	9,253
Investment obligation to Unicom Media Ltd.	2,978	3,978
Current portion of long-term debt	11,625	9,750
Total current liabilities	72,222	68,563
Long-term debt	431,625	435,000
Deferred income taxes	63,024	63,024
Postretirement and postemployment benefits	10,472	9,380
Other liabilities	12,250	12,250
Commitments and contingencies
Shareholders' Deficit
Preferred stock, par value $1 per share, authorized -
10,000,000 shares, outstanding - none	--	--
Common stock, par value $1 per share, authorized - 400,000,000
Shares; issued - 51,621,894 shares for 2000 and 1999	51,622	51,622
Additional paid in capital	7,362	5,172
Unearned compensation	(66)	(86)
Retained deficit	(193,758)	(203,443)
Treasury stock, at cost, 19,470,668 shares for 2000 and 18,578,996 shares for 1999	(63,337)	(46,076)
Total shareholders' deficit	(198,177)	(192,811)
Total Liabilities and Shareholders' Deficit	$ 391,416 =======	$ 395,406 =======

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31,
(amounts in thousands)	2000	1999
Cash Flows from Operating Activities:
Net income	$ 9,685	$ 8,475
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	4,877	4,789
Deferred income taxes	--	(606)
Other noncash charges	344	303
Provision for bad debts	649	642
Cash received in excess of income from partnerships and related receivables	3,083	5,257
Decrease in accounts receivable	9,464	12,761
Increase in deferred contract costs	(4,389)	(2,423)
Decrease (increase) in other assets	5,361	(59)
Increase in accounts payable, accrued and other current liabilities	4,845	2,440
Increase (decrease) in other liabilities	1,092	(2,741)
Net cash provided by operating activities	35,011	28,838
Cash Flows from Investing Activities:
Additions to property and equipment	(1,246)	(379)
Additions to computer software	(911)	(786)
Investment in Unicom Media Ltd.	(1,000)	--
Net cash used in investing activities	(3,157)	(1,165)
Cash Flows from Financing Activities:
Repayment of debt	(1,500)	(17,812)
Purchase of treasury stock	(17,075)	(7,474)
Proceeds from exercise of stock options	319	1,074
Net cash used in financing activities	(18,256)	(24,212)
Increase in cash and cash equivalents	13,598	3,461
Cash and cash equivalents, beginning of year	2,390	2,302
Cash and cash equivalents, end of period	$ 15,988 =======	$ 5,763 ======
Supplemental cash flow information:
Interest paid	$ 8,158 ======	$ 9,719 ======
Income taxes paid	$ 1,449 ======	$ 1,251 ======

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands)

1.     Background and Basis of Presentation

Prior to July 1, 1998, R.H. Donnelley Corporation (the "Company") operated as part of The Dun & Bradstreet Corporation (in the context of specifically describing the Distribution, referred to as "Old D&B," otherwise "D&B"). In December 1997, the Board of Directors of Old D&B approved in principle a plan to separate into two publicly traded companies - the Company and The New Dun & Bradstreet Corporation ("New D&B"). The distribution ("Distribution") was the method by which Old D&B distributed to its shareholders shares of New D&B common stock. On July 1, 1998, as part of the Distribution, Old D&B distributed to its shareholders shares of New D&B stock and Old D&B changed its name to R.H. Donnelley Corporation.

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1999. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain 1999 amounts have been restated to conform to the 2000 presentation.

2.     Reconciliation of Shares Used in Computing Earnings Per Share

The table below provides a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding for each period presented. The conversion of dilutive shares has no impact on operating results.
	Three months ended March 31,
	2000	1999
Weighted average shares outstanding - basic	32,618	33,984
Potentially dilutive shares	479	346
Weighted average shares outstanding - diluted	33,097 =====	34,330 =====

3.     Long-term debt

Long-term debt at March 31, 2000 and December 31, 1999 consisted of the following:
	2000	1999
Senior Subordinated 9.125% Notes	$ 150,000	$ 150,000
Senior Secured Term Facilities	293,250	294,750
Senior Revolving Credit Facility	--	--
Total	443,250	444,750
Less current portion	11,625	9,750
Net long-term debt	$ 431,625 =======	$ 435,000 =======

The Senior Subordinated Notes (the "Notes") pay interest semi-annually and mature in June 2008. The Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur certain additional debt and liens and engage in mergers, consolidations and asset sales. The Notes are callable at the option of the Company at any time on or after June 1, 2003.

The Company's committed bank facilities consist of an aggregate $300,000 Senior Secured Term Facilities ("Term Facilities") and a $100,000 Senior Revolving Credit Facility (the "Revolver," and together with the Term Facilities, the "Credit Agreement"). The Term Facilities require quarterly principal repayments and mature between June 2004 and December 2006. The Revolver matures in June 2004. These facilities bear interest at a floating rate based on a spread over London interbank offered rate (LIBOR) or the greater of either the Prime rate or the Fed Funds rate plus 50 basis points, at the election of the Company. The Company's obligations under the Credit Agreement are secured by security interests granted to the lenders in substantially all of the Company's assets, including capital stock of its existing and newly formed subsidiaries. The Credit Agreement contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to engage in mergers, consolidations and asset sales, incur additional indebtedness or create liens and require the Company to maintain certain financial ratios.

4.     Treasury Stock Activity

During the three months ended March 31, 2000, the Company repurchased 1,019 shares at a cost of $17,075.

5.     Litigation

In April 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against R.H. Donnelley Inc. ("Donnelley"), a wholly owned subsidiary of the Company, and Bell Atlantic Corporation ("Bell Atlantic") in the United States District Court of the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which Donnelley is the sales agent. The complaint alleges that the defendants disseminated false information concerning the Rockland Yellow Pages, which has resulted in damages to the Rockland Yellow Pages. The plaintiffs are alleging a variety of claims including RICO violations, antitrust violations and Lanham Act violations. They are seeking damages in excess of $30,000, which amount plaintiffs are seeking to have trebled under the antitrust laws. In addition, the plaintiffs are also seeking punitive damages in an unspecified amount. Management intends to mount a vigorous defense of Donnelley in this matter. In June 1999, the defendants filed a motion to dismiss this complaint. In September 1999, the plaintiffs filed papers in opposition to defendants' motion to dismiss and in November 1999, the defendants answered these opposition papers and again moved to dismiss the complaint. A hearing on this motion has not yet been scheduled. In February 2000, Yellow Book USA, Inc., one of the Company's primary competitors, acquired Dellwood Publishing, Inc. At this preliminary stage in the proceedings, management is unable to predict the outcome of this matter, but presently believes that the resolution of the action will not have a material adverse effect on the Company's financial position or results of operations.

In July 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company (as successor of Old D&B), ACNielsen Company and IMS International Inc., each former subsidiaries of D&B ("IRI Action"). The complaint alleges, among other things, various violations of the antitrust laws and seeks damages in excess of $350,000, which IRI is seeking to have trebled under the antitrust laws. IRI also seeks punitive damages of an unspecified amount. Under the definitive agreement entered into in connection with the Distribution (the "Distribution Agreement"), New D&B has assumed the defense and will indemnify the Company against any payments to be made by the Company or Donnelley in respect of the IRI Action, under the Indemnity and Joint Defense Agreement entered into in connection with the Distribution or otherwise, including any ongoing legal fees and expenses related thereto. Management presently believes that New D&B has sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all costs and expenses incurred. Management does not believe that the previously announced separation of Moody's from New D&B would have a material adverse impact on these indemnity rights of the Company because, under the Distribution Agreement, New D&B would be obligated to cause Moody's to agree to be jointly and severally liable with New D&B for those indemnity obligations to the Company.

Certain tax planning strategies entered into by Old D&B are currently subject to review by tax authorities. The Internal Revenue Service (the "IRS") is currently reviewing Old D&B's utilization of certain capital losses during 1989 and 1990. While the IRS has not issued a formal assessment with respect to these transactions, the IRS has assessed other companies that had entered into similar types of transactions, and New D&B expects the IRS to issue an assessment during the second quarter of 2000. If an assessment is made and should the IRS prevail, the total cash obligation to the IRS at March 31, 2000, would approximate $565,000 for taxes and accrued interest. Pursuant to a series of agreements, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR") (both of which are former subsidiaries of D&B) are each jointly and severally liable to pay 50%, and Old D&B is liable for the remaining 50% of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Old D&B pays the first $137,000 of tax liability. As explained above, as a result of the form of the Distribution, the Company is the corporate successor of, and the taxpayer referred to herein as, Old D&B. However, pursuant to the terms of the Distribution Agreement and the Tax Allocation Agreement executed in connection with the Distribution, New D&B has assumed the defense and will indemnify the Company and Donnelley against any payments to be made by the Company or Donnelley in respect of any tax liability that may be assessed and any costs and expenses relating thereto, including any ongoing legal fees and expenses related thereto. Accordingly, management believes that such tax liabilities and the costs and expenses relating thereto will have no material adverse impact on the consolidated financial position or results of operations of the Company. Further, management presently believes that New D&B, IMS and NMR have sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all costs and expenses relating thereto. Management does not believe that the previously announced separation of Moody's from New D&B would have a material adverse impact on these indemnity rights of the Company because, under the Distribution Agreement, New D&B would be obligated to cause Moody's to agree to be jointly and severally liable with New D&B for those indemnity obligations to the Company.

Other than the matters described above, the Company and Donnelley are involved in legal proceedings, claims and litigation arising in the ordinary conduct of its business. Although there can be no assurances, management presently believes that the outcome of such legal proceedings will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

6.     Partnership and Joint Venture Investments

DonTech

The Company has a 50/50 partnership ("DonTech") with an operating unit of Ameritech Corporation ("Ameritech"), which acts as the exclusive sales agent for yellow pages directories published by Ameritech in Illinois and northwest Indiana. The DonTech partnership was initially a partnership between Donnelley and an operating unit of Ameritech, which since the merger of SBC Communications Inc. ("SBC") and Ameritech in October 1999, is now controlled by SBC. This merger did not trigger any change to the agreement governing the DonTech partnership. In addition to its 50% interest in the profits of DonTech, the Company also receives revenue participation income, which is tied to advertising sales, from an operating unit of SBC. This revenue participation income is not shown in the table below. The following is summarized combined financial information of the DonTech Partnership:
	Three months ended March 31,
	2000	1999
Net revenue	$ 19,905	$ 20,159
Income from operations	4,217	5,363
Net income	4,781	5,580
Total assets	126,208	161,847

The Company recognized income and related fees from DonTech of $21,431 and $20,839 for the three months ended March 31, 2000 and 1999, respectively. These amounts include revenue participation income of $19,041 and $18,827 for the three months ended March 31, 2000 and 1999, respectively.

CenDon

The Company is a sales agent for the CenDon partnership, a 50/50 partnership between the Company and an operating unit of Sprint that was formed to publish directories in Florida, Nevada, Virginia and North Carolina. The Company recognized income from the CenDon partnership of $7,381 and $6,646 for the quarter ended March 31, 2000 and 1999, respectively.

Unicom Media Ltd.

The Company holds an 18.75% equity interest in a joint venture ("Unicom Media Ltd.") with China United Telecommunications Corporation ("China Unicom") to publish yellow pages directories and to offer Internet directory services in the People's Republic of China. Unicom Media Ltd.'s directory operations commenced during the second quarter of 1999. The Company recognized a loss from the joint venture's directory operations of $181 for the quarter ended March 31, 2000. The book value of the Company's investment at March 31, 2000 was greater than its share of the underlying equity of Unicom Media Ltd. by approximately $12,841. This difference is being amortized over 10 years. Amortization expense for the first quarter 2000 was $353 and was included in income from partnerships and related fees.

7.     Business Segments

The Company's reportable operating segments are Directory Advertising Services ("DAS"), DonTech Partnership, Directory Publishing Services and Get Digital SmartSM ("GDS"). Despite the similarities in services provided by DAS, the DonTech Partnership is viewed as a separate reportable operating segment since, among other factors, the employees of DonTech, including officers and managers, are not employees of the Company. GDS is the Company's new Internet initiative, designed to deliver a comprehensive package of Internet marketing and e-commerce services to small and medium-sized businesses introduced in February 2000. Accordingly, there were no financial results for the first quarter 1999.

The Company evaluates the performance of its operating segments and allocates resources to them based on operating income and other factors. Expenses for purposes of computing operating income for the reportable segments (except DonTech) includes those costs directly incurred by each business unit plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage. Other represents expenses and assets not allocated to the operating segments. Interest expense, income tax expense and non-operating income and expenses are not allocated to the operating segments.

Selected financial results for the three-month period ended March 31, 2000 and 1999 and total assets at March 31, 2000 and 1999 are as follows:

2000	Directory Advertising Services	DonTech Partnership	Directory Publishing Services (1)	Get Digital Smart	Other	Consolidated Totals
Advertising sales (unaudited) (2)
Calendar cycle	$138,804	$ 78,687	--	--	--	$217,491
Publication cycle	94,646	131,594	--	--	--	226,240
Net revenues	33,530	--	$7,859	--	--	41,389
Income from partnerships and related fees	6,749	21,431	--	--	--	28,180
EBITDA (3)	15,384	21,431	1,070	$(2,141)	$(5,646)	30,098
Depreciation and amortization	1,651	--	1,680	--	1,193	4,524
Operating income (loss)	13,733	21,431	(610)	(2,141)	(6,839)	25,574
Total assets	136,169	186,871	15,442	113	52,821	391,416
1999
Advertising sales (unaudited) (2)
Calendar cycle	$143,248	$78,147	--	--	--	$221,395
Publication cycle (2)	91,500	134,847	--	--	--	226,347
Net revenues	32,714	--	$7,809	--	--	40,523
Income from partnerships and related fees	6,648	20,839	--	--	--	27,487
EBITDA (3)	13,607	20,839	262	--	$(6,031)	28,677
Depreciation and amortization	1,627	--	1,648	--	1,514	4,789
Operating income (loss)	11,980	20,839	(1,386)	--	(7,545)	23,888
Total assets	115,906	185,719	20,533	--	46,687	368,845

(1)    Directory Publishing Services revenues do not include intracompany revenues of $245 and $243 for the three months ended March 31,
        2000 and 1999, respectively.

(2)    Advertising sales represent the billing value of advertisements sold for an annual directory by the Company and DonTech. Management reviews the performance of the operating segments on, among other things, the advertising sales generated on a calendar cycle and a publication cycle basis. Calendar cycle advertising sales represent the billing value of advertisements sold for an annual directory stated on the same basis for which revenue is recognized in the consolidated financial statements (that is, when a sales contract is signed where the
        Company acts as a sales agent and when a directory is published where the Company acts as the publisher). Management believes that an additional useful measurement of sales performance is the publication cycle basis. This method measures sales based on the value of an annual directory according to its publication date regardless of the Company's role and the recognition of revenue in the consolidated financial statements. If a directory publication date changes from one year to the next, the prior year publication date is adjusted to conform to the present year to maintain comparability.

        An annual directory that published during the first quarter of 1999 will not be published in 2000 until the second quarter. Accordingly, first quarter 1999 publication cycle sales for DAS have been reduced by $23,309 from the amount reported in the prior year to conform to the
        2000 publication dates. This amount will be included in second quarter 1999 publication cycle sales in order to maintain comparability with the 2000 publication cycle.

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

8.     Subsequent Events

On April 27, 2000, the Company announced that Donnelley and an operating unit of Bell Atlantic had entered into a non-binding letter of intent to mutually terminate its two New York State sales agency contracts. In connection with the termination of these agreements, Bell Atlantic would assume a substantial number of employees and leased real estate facilities and related assets used in the Bell Atlantic operations. The closing is expected to take place by the end of May 2000 and will be subject to negotiation and execution of a definitive agreement and to customary closing conditions.

The Company also announced that it had extended its business relationship with an operating unit of Sprint Corporation ("Sprint") through 2010. The new arrangement modifies the existing partnership agreement between Donnelley and Centel Directory Company and replaces the existing sales agency agreement. The new arrangement becomes effective with respect to directories published after July 1, 2000 and covers all of the Sprint markets currently served by Donnelley with the exception of Orlando, Florida, which remains covered by a separate agreement.

The Company also announced that it sold all the assets and operations associated with its Cincinnati proprietary directory business to Yellow Book USA, Inc. for $8,000.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q of R.H. Donnelley Corporation and its subsidiaries (the "Company") contain forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "should," "planned," "estimated," "potential," "goal," "outlook," and similar expressions, as they relate to the Company or its management, have been used to identify such forward-looking statements. Regardless of any identifying phrases, these statements and all other forward-looking statements reflect only the Company's current beliefs and specific assumptions with respect to future business decisions and results, and are based on information currently available to the Company. Accordingly, the statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual operating results, performance or business prospects (both in general and with respect to the Get Digital SmartSM initiative described herein) to differ from those expressed in, or implied by, these statements. Such risks, uncertainties and contingencies include the following: (1) loss of market share through competition; (2) uncertainties caused by the consolidation of the telecommunications industry; (3) introduction of competing products or technologies by other companies, including those similar to the Internet services offered by Get Digital Smart; (4) complexity and uncertainty regarding the development and/or deployment of new high technology products, including the Internet services offered by Get Digital Smart; (5) difficulty or inability to successfully integrate the variety of products, technologies and services contemplated for Get Digital Smart into one comprehensive offering, and uncertainty regarding the acceptance rate of such an offering by the small business community; (6) pricing pressures from competitors and/or customers; (7) changes in the yellow pages industries and markets; (8) a sustained economic downturn in the United States; and (9) the amount and timing of stock repurchases will be subject to market conditions and compliance with the company's debt covenants.

The Company

Except where otherwise indicated, the terms "Company," "we" and "our" refer to R.H. Donnelley Corporation and its wholly owned subsidiaries. Prior to January 1, 2000, the Company's only wholly owned subsidiary was R.H. Donnelley Inc. ("Donnelley"). During the first quarter of 2000, Get Digital Smart.com, Inc. was established as a wholly owned subsidiary of Donnelley to conduct the operations of our Internet initiative, known as "Get Digital Smart" ("GDS").

Our business is organized into four business segments: Directory Advertising Services ("DAS"), DonTech Partnership ("DonTech"), Directory Publishing Services ("DPS") and Get Digital Smart ("GDS"). Within our DAS segment, we provide advertising sales and marketing services for yellow pages and other directory products under long-term sales agency agreements and partnerships with operating units of major telephone companies, through our own independent proprietary operation and through a joint venture interest. We act as a sales agent in New York State for an operating unit of Bell Atlantic Corporation ("Bell Atlantic") and in Florida for an operating unit of Sprint Corporation ("Sprint"). We serve as the sales agent and publisher for the CenDon partnership ("CenDon"), a 50/50 partnership with an operating unit of Sprint that was formed to publish directories in Florida, Nevada, Virginia and North Carolina. We also publish our own independent yellow pages directory in the Cincinnati area. Lastly, we have an 18.75% equity interest in a joint venture ("Unicom Media Ltd.") with China United Telecommunications Corporation ("China Unicom") to publish yellow pages directories and to offer Internet directory services in the People's Republic of China. Due to their similarities, we aggregate these businesses in our DAS segment. Sales commission revenue from the Bell Atlantic and Sprint sales agency operations are recognized when an advertising contract is signed with a customer. Sales commission revenue from CenDon and revenue from the sale of advertising in our independent Cincinnati directory are recognized when a directory is published, since in each case we are the publisher.

We are a 50% partner in DonTech, which acts as the exclusive sales agent for yellow pages directories published by Ameritech Corporation ("Ameritech") in Illinois and northwest Indiana. Our partner in DonTech was initially an operating unit of Ameritech, which since the merger of SBC Communications Inc. ("SBC") and Ameritech in October 1999, is now controlled by SBC. This merger did not trigger any change to the agreement governing the DonTech partnership. In addition to our 50% interest in the profits of DonTech, we receive direct fees ("Revenue Participation") from an operating unit of SBC, which are tied to advertising sales. While DonTech provides advertising sales of yellow pages and other directory products similar to our DAS segment, the partnership is considered a separate operating segment since, among other things, the employees of DonTech, including officers and managers, are not our employees.

Within the DPS segment, we provide pre-press publishing services for yellow pages directories, including advertisement creation, sales contract management, listing database management, sales reporting and commissions, pagination, billing services and imaging, to other yellow pages publishers and certain existing customers under separately negotiated contracts. Revenue is recognized on a straight-line basis throughout the year as the services are performed.

In our GDS segment, we offer a variety of services designed to deliver a comprehensive package of Internet marketing and e-commerce services to small and medium-sized local businesses. Through a number of agreements with leading providers of Internet technology and services, we offer services such as Web-site design and hosting, e-commerce capabilities, services to drive traffic and exposure to our clients' Web-sites and Internet connectivity. This business is initially being marketed in the Miami/Fort Lauderdale, Florida area and we expect to expand during 2000 into other markets where we do not presently provide services, depending upon our results in southern Florida.

Recent Developments

On April 27, 2000, we announced several strategic actions that will reshape our business to focus on our core businesses, DonTech and Sprint. We believe these initiatives will allow us to improve our earnings base, improve cost efficiencies and fund growth opportunities.

  We entered into a non-binding letter of intent with Bell Atlantic to mutually terminate our two New York State sales agency contracts. In connection with the termination of these agreements, Bell Atlantic would assume a substantial number of employees and leased real estate facilities and related assets used in the Bell Atlantic operations. The closing is expected to take place by the end of May 2000 and will be subject to negotiation and execution of a definitive agreement and to customary closing conditions.
  We extended our business relationship with an operating unit of Sprint through 2010. The new arrangement modifies the existing partnership agreement between Donnelley and Centel Directory Company and replaces the existing sales agency agreement. The new arrangement becomes effective with respect to directories published after July 1, 2000 and covers all of the Sprint markets that we currently serve with the exception of Orlando, Florida, which remains covered by a separate agreement. As a result of the change, we estimate that we will recognize a one-time operating income benefit of $25 million in the second quarter 2000 as a result of different revenue recognition associated with the new arrangement. While we will recognize that one-time operating income benefit, cash flows from our Sprint relationship will not be materially affected through the end of 2004, when the existing arrangement was scheduled to expire.
  We sold all the assets and operations associated with our Cincinnati proprietary directory business to Yellow Book USA, Inc. for $8 million.

We intend to use the net proceeds from these transactions to repurchase stock, repay debt and fund growth opportunities, including current funding levels for GDS. We announced that we will implement a new share repurchase program for up to $100 million to replace the current $25 million Open Market Share Repurchase program (of which $17 million has been spent), pursuant to which we will purchase stock in the open market over the 18 to 24 months following the closing of the Bell Atlantic transaction and subject to market conditions and compliance with our debt covenants.

RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared with three months ended March 31, 1999.

All 1999 data included herein have been restated to reflect a change in the recording of revenue for certain directories in the Sprint relationship. The impact of the restatement was to increase calendar cycle and publication cycle advertising sales ($44.9 million), net revenues ($8.9 million), total expenses ($3.6 million), operating income ($5.3 million) and net income ($3.2 million).

Advertising Sales

Calendar Cycle Basis
Calendar cycle advertising sales represent the billing value of advertisements sold for an annual directory by the Company and DonTech in a given calendar year. These sales are recognized on the same basis on which revenues are recognized (that is, when a sales contract is signed where we are a sales agent or when the directory is published where we are the publisher of the directory). The selling of advertising for a specific directory is managed as a sales campaign. The typical sales campaign begins approximately six to eight months prior to the scheduled publication date. As a result, where we act as a sales agent, the amount of calendar sales can fluctuate from the prior year due to various factors, including changes in the actual commencement date of the sales campaign and the timing of sales during the sales campaign.

Calendar cycle advertising sales in the first quarter of 2000 were $217.5 million, a decrease of $3.9 million, or 1.8% compared to $221.4 million in the first quarter 1999. Advertising sales for each segment are as follows:
	2000	1999	2000 vs. 1999 Change
(in millions)
DAS	$ 138.8	$ 143.2	$(4.4)	(3.1)%
DonTech	78.7	78.2	0.5	0.6%
Total	$ 217.5 =====	$ 221.4 =====	$(3.9) ====	(1.8)%

DAS sales for the quarter ended March 31, 2000 in the Bell Atlantic markets were $8.4 million lower than last year, primarily due to timing in sales for the Manhattan sales campaign. However, this decrease was partially offset by an increase of $4.0 million over last year in the Sprint markets primarily due to growth in the Las Vegas directory and the timing of sales in the Central Florida market. DonTech sales of $78.7 million were consistent with the prior year.

Publication Cycle Basis
Management believes that an additional useful measurement of sales performance is the publication cycle basis. This method measures sales based on the value of an annual directory according to its publication date regardless of when the advertising for that directory was sold. If a directory publication date changes from one year to the next, the prior year publication date is adjusted to conform to the present year to maintain comparability. In 1999, the Albany directory published in March, whereas in 2000, the directory will publish in April. Accordingly, DAS publication cycle sales for the first quarter of 1999 in the table below have been adjusted to eliminate $23.3 million of sales reported in the prior year. This amount will be included in the second quarter 1999 to maintain comparability with the 2000 publication cycle.

Publication cycle advertising sales in the first quarter of 2000 were $226.2 million compared to $226.3 million in the first quarter 1999. Advertising sales for each segment are as follows:
	2000	1999	2000 vs. 1999 Change
(in millions)
DAS	$ 94.6	$ 91.5	$ 3.1	3.4%
DonTech	131.6	134.8	(3.2)	(2.4)%
Total	$ 226.2 =====	$ 226.3 =====	$(0.1) ====	0.0%

The publication value of directories in the Sprint markets increased $1.9 million, primarily due to growth in the Las Vegas directory and the publication value of directories in the Bell Atlantic markets increased $1.2 million due to growth in various directories, including directories in the Buffalo markets. Publication cycle sales at DonTech decreased as sales for the Chicago directory were below last year's level due to certain systems problems related to the administration of the billing and collection functions which resulted in inefficiencies in the Chicago 2000 directory campaign. We believe that the underlying systems problems have largely been addressed, although we expect some residual effects in 2000 as our results steadily improve throughout the year, with a return to normal growth rates during the fourth quarter.

Revenues

The Securities and Exchange Commission ("SEC") recently issued a Staff Accounting Bulletin ("SAB") No. 101 - "Revenue Recognition in Financial Statements" requiring companies to report revenues net of estimated claims and allowances. Previously, we recorded claims and allowances as an expense; however, as a result of this SAB, revenues are now reported net of estimated claims and allowances. There was no impact on operating income as a result of this reclassification. Prior year amounts have been reclassified to conform to the 2000 presentation.

Net revenues for the first quarter of 2000 were $41.4 million, an increase of $0.9 million, or 2.2% compared to $40.5 million in the first quarter of 1999. Net revenues by segment are as follows:
	2000	1999	2000 vs. 1999 Change
(in millions)
DAS	$ 33.5	$ 32.7	$ 0.8	2.4%
DPS	7.9	7.8	0.1	1.3%
Total	$ 41.4 ====	$ 40.5 ====	$ 0.9 ===	2.2%

The increase in DAS revenue is primarily due to the growth in the Las Vegas directory and higher sales, mainly due to timing, in the Central Florida market mentioned above. Although calendar sales for Bell Atlantic decreased from the prior year, revenue was flat due to favorable billing adjustments received from Bell Atlantic.

Expenses

Total expenses of $44.0 million in the first quarter of 2000 were relatively consistent with the prior year amount of $44.1 million. However, expenses for 2000 include $2.1 million relating to Get Digital Smart. Excluding these expenses, total expenses decreased approximately $2.0 million, primarily due to cost saving initiatives implemented last year, certain one-time expenses incurred in 1999 and favorable timing factors. Due to cost saving initiatives, we have reduced costs in our publishing operations and information technology support function by approximately $0.6 million and reduced marketing related expenses by $0.3 million. In 1999, we incurred certain one-time expenses relating to Y2K issues ($0.3 million) and expenses relating to our investment in Unicom Media Ltd. ($0.2 million). The remaining decrease in expenses was primarily due to timing.

Partnership Income

Income from partnerships and related fees of $28.2 million increased by $0.7 million, or 2.5% compared to $27.5 million for the first quarter of 1999. Increases at DonTech ($0.6 million) and CenDon ($0.6 million) were partially offset by our share of the losses and amortization expense related to our investment in Unicom Media Ltd. ($0.2 million and $0.3 million, respectively).

Operating Income

Operating income for the first quarter of 2000 increased $1.7 million, or 7.1% to $25.6 million compared to $23.9 million in the first quarter 1999. Operating income for the reportable segments (except DonTech) includes those costs directly incurred by each business unit plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage. Operating income (loss) by segment is as follows:
	2000	1999	2000 vs. 1999 Change
(in millions)
DAS	$ 13.7	$12.0	$ 1.7	14.2%
DonTech	21.4	20.8	0.6	2.9%
DPS	(0.6)	(1.4)	0.8	57.1%
GDS	(2.1)	--	(2.1)	N/A
Other	(6.8)	(7.5)	0.7	9.3%
Total	$ 25.6 =====	$ 23.9 =====	$ 1.7 ====	7.1%

The increase in DAS operating income is primarily due to increases in Sprint (including the CenDon partnership) of $1.5 million from growth in the Las Vegas directory and higher sales in Central Florida due to timing. DPS operating loss improved over last year primarily as a result of direct cost savings from the effect of initiatives implemented last year and favorable timing factors. Operating loss for GDS represents the expenses incurred during the quarter relating to this new business. Other operating loss represents corporate and general overhead costs that are not allocated to the business segments. The decrease in loss is primarily due to lower depreciation and amortization of $0.4 million and cost savings as a result of a decrease in headcount in corporate staff functions.

Interest and Taxes

Interest expense for the first quarter 2000 was $9.2 million compared to $9.7 million in the first quarter 1999. The decrease is primarily due to a decrease in average outstanding debt of approximately $20 million partially offset by higher interest on our variable rate debt due to higher short-term interest rates in the first quarter 2000 compared to the first quarter 1999. The effect of higher short-term interest rates on our variable rate debt was partially mitigated by our interest rate swaps.

The effective tax rate for the first three months of 2000 was 40.8%, consistent with the effective tax rate for the first quarter 1999.

Net Income

Net income for the first quarter 2000 was $9.7 million, or $0.29 per diluted share compared to $8.5 million, or $0.25 per diluted share in the first quarter 1999. This increase is due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

In June 1998, Donnelley borrowed $300 million under its Senior Secured Term Facilities ("Term Facilities") and issued $150 million of Senior Subordinated Notes (the "Notes"). Donnelley also borrowed $50 million against its $100 million Senior Revolving Credit Facility (the "Revolver," and together with the Term Facilities, the "Credit Agreement"). Our obligations under the Credit Agreement are secured by security interests granted to the lenders in substantially all of our assets, including capital stock in our existing and newly formed subsidiaries. The Term Facilities mature between June 2004 and December 2006, and require quarterly principal repayments through 2006. The Revolver matures in June 2004. The Notes pay interest semi-annually at the annual rate of 9.125%, and are due in June 2008. The Credit Agreement and the Indenture governing the Notes each contain various financial and other restrictive covenants, including restrictions on asset dispositions and similar transactions, indebtedness, capital expenditures and commitments.

Net cash provided by operations increased $6.2 million, to $35.0 million, in the first quarter 2000 compared to $28.8 million in the first quarter 1999. The increase is primarily due to the receipt of a $6.0 million income tax refund during the quarter, lower net interest payments due to lower average outstanding borrowings and higher net income. These increases were partially offset by lower cash distributions from our partnerships due to timing and spending on our Get Digital Smart business. We believe that cash from operations and available debt capacity under the Revolver will be sufficient to fund our operations and meet our anticipated investment, capital expenditures and debt service requirements for the foreseeable future.

Net cash used in investing activities during the first quarter 2000 was $3.2 million compared to $1.2 million in the first quarter 1999. As previously mentioned, during the quarter we made an additional $1.0 million investment in Unicom Media Ltd. The remaining increase is due to higher computer equipment spending. We anticipate investing an additional $3.0 million in 2000 and $2.5 million in 2001 in Unicom Media Ltd. Under the terms of the Unicom Media Ltd. joint venture agreement, we had an option to purchase an additional 12.5% interest for $10 million; however, we have declined to exercise this option. Also, with respect to GDS, we expect to expend between $4 million and $6 million for the remainder of the year. Other than our additional investments to be made in Unicom Media Ltd. and our anticipated funding of GDS, we currently have no material commitments for investment spending or capital expenditures.

Net cash used in financing activities of $18.3 million was primarily for the repurchase of stock under our Share Repurchase Plans (as defined below) and the repayment of debt.

At March 31, 2000, we had cash on hand of $16.0 million and available borrowing capacity of $100 million under the Revolver.

In the first quarter 2000, we spent approximately $17.1 million to repurchase 1,019,000 shares of common stock under both our Systematic Share Repurchase Plan and our Open Market Share Repurchase Plan (collectively, "Share Repurchase Plans"), which represented 3.1% of the outstanding shares at the beginning of the year. Under our current $25 million Open Market Share Repurchase Plan, we have remaining authority to repurchase approximately $7.9 million of common stock, which we intend to utilize during the second quarter of 2000. We recently announced that we intend to implement a new share repurchase program of up to $100 million to commence after the closing of the termination of the sales agency contracts with Bell Atlantic. In addition, at March 31, 2000, we had available authorization to repurchase up to 2.4 million shares under the Systematic Share Repurchase Plan to offset the dilutive impact on earnings of the exercise of employee stock options. The repurchase of shares under the Share Repurchase Plans (including the new program) will be funded from the net proceeds received from the transactions described under "Recent Developments" and operating cash flows and will be executed subject to market conditions and compliance with our debt covenants.

Year 2000 Issue

The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Prior to January 1, 2000 there was a great deal of concern that the Y2K issue could result in systems failures or disruptions of operations, including the inability to process ordinary business transactions. To date, we have not experienced any material systems failures or disruptions, and do not anticipate that we will experience any material systems failures or disruptions related to Y2K issues, although no assurances can be given. For a detailed discussion of our Y2K compliance program, see "Management's Discussion and Analysis - Year 2000 Issue" in our Quarterly Report on Form 10-Q for the period ended September 30, 1999.

Market Risk Sensitive Instruments

We are exposed to interest rate risk through our Credit Agreement where we borrow at prevailing short-term variable rates. In order to manage our exposure to fluctuations in interest rates, we have entered into interest rate swap agreements which allow us to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available if fixed rate borrowings were made directly. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. We do not use derivative financial instruments for trading or speculative purposes. There has been no change in the $175 million outstanding notional amount of interest rate swaps since December 31, 1999. The unrealized fair value of the swaps was a gain of $5.0 million at March 31, 2000.

We are exposed to foreign exchange risk through our equity interest in Unicom Media Ltd. Our required contributions in 2000 and 2001 of $3.0 million and $2.5 million, respectively, are subject to adjustment if the exchange rate of the People's Republic of China currency (RMB) on the date of payment is more than 10% higher or lower than the specified exchange rate of RMB8.2778. There has been no material change in our foreign exchange risk from year-end.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

The requirements of this Item are discussed in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the discussion of legal proceedings under Item 3 of Part I in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("10-K"). Except as described below, there has been no material change in the information with respect to legal proceedings from that set forth in the 10-K. On April 19, 2000, Dun and Bradstreet Corporation ("D&B") disclosed that it estimated that the total cash obligation to the United States Internal Revenue Service as of March 31, 2000 in connection with the challenged tax planning strategies described in the 10-K was $565 million. As described in the 10-K, D&B has agreed to indemnify the Company against any liability in connection with this matter.

The Company is also involved in certain legal proceedings incidental to the normal conduct of its business. Although there can be no assurances, management believes that the outcome of such legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders ("Meeting") in Wilmington, Delaware on May 4, 2000. At the Meeting, the Company's stockholders elected the two Class I Directors nominated for election by the Board of Directors to serve three-year terms as follows:

Name Diane P. Baker Robert Kamerschen	Votes For 29,233,017 26,908,648	Votes Withheld 431,877 2,756,246

The other members of the Company's Board of Directors, Frank R. Noonan, Kenneth G. Campbell, Darius W. Gaskins, Jr., William G. Jacobi, Carol J. Parry and Barry Lawson Williams, were not subject to re-election by stockholders this year and continue in office.

At the Meeting, the Company's stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 2000 as follows:
Votes For 29,586,134	Votes Against 48,030	Abstentions 30,730

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit No.	Document
	3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)
	3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)
3.3

Certificate of Incorporation of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

3.4

By-laws of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.1

Indenture dated as of June 5, 1998 between R.H. Donnelley Inc., as Issuer, the Company, as Guarantor, and the Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

	4.2	Form of the 9 1/8% Senior Subordinated Notes due 2008 (included in Exhibit 4.1)
	4.3	Company Guarantee (included in Exhibit 4.1)
4.4

Exchange and Registration Rights Agreement dated as of June 5, 1998, among the Company, R.H. Donnelley Inc., and Goldman, Sachs & Co. and Chase Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.5

Rights Agreement, dated as of October 27, 1998 between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Registration No. 001-07155)

10.1

Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998)

10.2

Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998)

10.3

Form of Employee Benefits Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.4 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998)

10.4

Form of Intellectual Property Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.5 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998)

10.5

Form of Shared Transaction Services Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.6 to the Form 8-K of the Company (f/k/a/ The Dun & Bradstreet Corporation), filed on June 30, 1998)

10.6

Form of Data Services Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.7 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998)

10.7

Form of Transition Services Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.8 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998)

10.8

Form of Amended and Restated Transition Services Agreement between the Company (f/k/a The Dun & Bradstreet Corporation), The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner Group, Inc. (incorporated by reference to Exhibit 99.9 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998)

10.9

Credit Agreement among the Company, R.H. Donnelley Inc., The Chase Manhattan Bank, as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

10.10

First Amendment to Credit Agreement, dated as of March 4, 1999, among the Company, R.H. Donnelley Inc., The Chase Manhattan Bank, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)

10.11

DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.12

Revenue Participation Agreement, dated as of August 19, 1997, by and between APIL Partners Partnership and R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.13

Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, fi

10.14

Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.15

Second Amended and Restated Partnership Agreement, effective as of August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois , Inc. (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.16

1991 Key Employees' Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.17

1991 Key Employees' Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

	10.18	Amended and Restated 1998 Directors' Stock Plan (as of September 21, 1999) (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
10.19

Annual Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.20

Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287 )

10.21

Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

10.22

Employment Agreement dated as of September 28, 1998 between the Company and Frank R. Noonan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.23

Employment Agreement dated as of September 28, 1998 between the Company and Philip C. Danford (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.24

Employment Agreement dated as of September 28, 1998 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.25

Employment Agreement dated as of September 28, 1998 between the Company and Judith A. Norton (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

10.26

Employment Agreement dated as of September 28, 1998 between the Company and Stephen B. Wiznitzer (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

10.27

Severance Agreement and Release dated as of March 24, 1999 between the Company and Frederick J. Groser (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.28

Severance Agreement and Release dated as of July 23, 1999 between the Company and Alexander R. Marasco (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

	27.1*	Financial Data Schedule of the Company
	27.2*	Financial Data Schedule of R.H. Donnelley Inc.

*Filed herewith

(b)	Reports on Form 8K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION

Date: May 12, 2000	By:	/s/ Philip C. Danford
Philip C. Danford
Senior Vice President and Chief Financial Officer

Date: May 12, 2000	By:	/s/ William C. Drexler
William C. Drexler
Vice President and Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY INC.

Date: May 12, 2000	By:	/s/ Philip C. Danford
Philip C. Danford
Senior Vice President and Chief Financial Officer

Date: May 12, 2000	By:	/s/ William C. Drexler
William C. Drexler
Vice President and Controller