Form 10-Q
period 2000-06-30
DONNELLEY R H INC
filed 2000-07-27
CIK 1065310

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of Class Common Stock, par value $1 per share	Shares Outstanding at July 26, 2000 31,866,956

Commission file number 333-59287
R.H. DONNELLEY INC. *
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-2467635 (I.R.S. Employer Identification No.)
One Manhattanville Road, Purchase N.Y. (Address of principal executive offices)	10577 (Zip Code)

Registrants' telephone number, including area code          (914) 933-6400

*     R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes. As of July 26, 2000, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

R.H. DONNELLEY CORPORATION

INDEX TO FORM 10-Q

R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(amounts in thousands, except per share data)	2000	1999	2000	1999

Gross revenues	$ 62,405	$40,125	$ 107,701	$ 82,209
Less: sales allowances	(2,245)	(527)	(6,152)	(2,087)
Net revenues	60,160	39,598	101,549	80,122

Expenses:
Operating expenses	38,489	28,529	68,844	58,341
General and administrative expenses	6,421	6,135	14,888	15,014
Provision for bad debts	1,995	800	2,644	1,443
Depreciation and amortization	4,249	4,636	8,773	9,425
Total expenses	51,154	40,100	95,149	84,223

Income from partnerships and related fees	43,204	37,967	71,383	65,454

Operating income	52,210	37,465	77,783	61,353

Interest expense, net	9,166	9,150	18,380	18,866

Gain on disposition of businesses	89,435	--	89,435	--

Income before income taxes	132,479	28,315	148,838	42,487

Provision for income taxes	50,628	11,442	57,302	17,139

Net Income	$ 81,851 =======	$16,873 ======	$ 91,536 ========	$ 25,348 ======

Earnings per share:
Basic	$ 2.56	$ 0.50	$ 2.83	$ 0.75
Diluted	$ 2.50	$ 0.49	$ 2.78	$ 0.74

Shares used in computing earnings per share:
Basic	31,989	33,805	32,303	33,894
Diluted	32,727	34,392	32,887	34,359

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
June 30,		December 31,
(amounts in thousands, except share and per share data)	2000	1999

Assets
Current Assets
Cash and cash equivalents	$ 191,038	$ 2,390
Accounts receivable
Billed	815	8,478
Unbilled	45,850	68,213
Other	4,498	10,011
Allowance for doubtful accounts	(7,244)	(7,992)
Total accounts receivable, net	43,919	78,710
Deferred contract costs	--	9,728
Income tax refund	--	6,000
Other current assets	4,780	5,448
Total current assets	239,737	102,276

Property and equipment, net	14,127	17,626
Computer software, net	14,431	24,225
Partnership investments and related receivables	207,695	230,205
Investment in Unicom Media Limited	13,432	--
Other non-current assets	26,494	21,074
Total Assets	$ 515,916 =======	$ 395,406 =======
Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 106,727	$ 45,582
Accrued interest payable	6,348	9,253
Investment obligation to Unicom Media Limited.	2,550	3,978
Current portion of long-term debt	11,625	9,750
Total current liabilities	127,250	68,563

Long-term debt	430,125	435,000
Deferred income taxes	63,800	63,024
Postretirement and postemployment benefits	7,635	9,380
Other liabilities	9,700	12,250

Commitments and contingencies
Shareholders' Deficit
Preferred stock, par value $1 per share, authorized - 10,000,000 shares, outstanding - none	--	--
Common stock, par value $1 per share, authorized - 400,000,000 Shares; issued - 51,621,894 shares for 2000 and 1999	51,622	51,622
Additional paid in capital	9,495	5,172
Unearned compensation	(180)	(86)
Retained deficit	(111,907)	(203,443)
Treasury stock, at cost, 19,757,857 shares for 2000 and
18,578,996 shares for 1999	(71,624)	(46,076)
Total shareholders' deficit	(122,594)	(192,811)
Total Liabilities and Shareholders' Deficit	$ 515,916 =======	$ 395,406 =======

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Six months ended
	June 30,
(amounts in thousands)	2000	1999

Cash Flows from Operating Activities:
Net income	$ 91,536	$ 25,348
Reconciliation of net income to net cash provided by operating activities:
Gain on disposition of businesses (net of taxes of $34,433)	(55,002)	--
Depreciation and amortization	9,419	9,425
Deferred income taxes	776	(1,893)
Other noncash charges	608	496
Provision for bad debts	2,644	1,443
Cash received in excess of income from partnerships
and related receivables	8,392	3,830
Decrease in accounts receivable	29,338	10,282
Increase in deferred contract costs	(2,421)	(4,289)
Decrease (increase) in other assets	5,656	(959)
Increase (decrease) in accounts payable, accrued and other current liabilities	10,568	(7,414)
Increase in other liabilities	689	168
Net cash provided by operating activities	102,203	36,437

Cash Flows from Investing Activities:
Proceeds from disposition of businesses	122,009	--
Additions to property and equipment	(3,468)	(1,040)
Additions to computer software	(2,043)	(1,879)
Investment in Unicom Media Limited.	(3,938)	(8,000)
Net cash provided by (used in) investing activities	112,560	(10,919)

Cash Flows from Financing Activities:
Repayment of debt	(3,000)	(10,875)
Purchase of treasury stock	(25,531)	(12,798)
Proceeds from exercise of stock options	2,416	2,194
Net cash used in financing activities	(26,115)	(21,479)

Increase in cash and cash equivalents	188,648	4,039
Cash and cash equivalents, beginning of year	2,390	2,302
Cash and cash equivalents, end of period	$191,038 =======	$ 6,341 ======

Supplemental cash flow information:

Interest paid	$ 17,327 =======	$ 22,794 ======
Income taxes paid	$ 13,750 =======	$ 19,771 ======

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

2.     Disposition of Businesses and Corporate Reorganization

On June 30, 2000, R.H. Donnelley Inc. ("Donnelley"), a wholly-owned subsidiary of the Company entered into an agreement ("Agreement") with an affiliate of Bell Atlantic Corporation ("Bell Atlantic") for the early termination of the directory services agreements between Donnelley and Bell Atlantic dated September 5, 1985 and May 5, 1998, as amended (the "Agency Agreements"). Pursuant to the Agency Agreements, Donnelley had served as exclusive advertising sales agent for Bell Atlantic directories covering substantially all of New York State. The Agency Agreements had been scheduled to expire in 2005 and 2003, respectively. The transactions contemplated by the Agreement were also consummated on June 30, 2000.

Under the terms of the Agreement, Donnelley received cash proceeds of $114,009, less approximately $3,000 of operational liabilities assumed by Bell Atlantic related to the pre-closing period. These net proceeds are subject to post-closing adjustment under certain circumstances. Donnelley also received estimated commissions for sales which occurred prior to the closing, but which were not yet payable under the terms of the Agency Agreements. These commissions totaled approximately $42,000, net of certain adjustments, and subject to post-closing adjustments under certain circumstances. The Company also received commissions of approximately $15,000 in connection with its sales for certain directories that published in the pre-closing period.

On April 27, 2000, the Company sold its Cincinnati proprietary directory business to Yellow Book USA, Inc. for $8,000.

In connection with the above actions, the Company also implemented cost-cutting measures, including headcount reductions, at its Raleigh, NC facility and corporate headquarters consistent with its new streamlined operating structure. The Company recognized a pretax gain from the above transactions of $89,435 ($55,002 after taxes), net of approximately $39,800 of costs incurred for severance and other related costs associated with work-force reductions, asset write-offs, including internal software, and other transaction related costs partially offset by pension related gains of $7,200.

3.     Reconciliation of Shares Used in Computing Earnings Per Share

The table below provides a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding for each period presented. The conversion of dilutive shares has no impact on operating results.
	Three months ended		Six months ended
	June 30,		June 30,
	2000	1999	2000	1999
Weighted average shares outstanding - basic	31,989	33,805	32,303	33,894
Potentially dilutive shares	738	587	584	465
Weighted average shares outstanding - diluted	32,727 =====	34,392 =====	32,887 =====	34,359 =====

4.     Long-term debt

Long-term debt at June 30, 2000 and December 31, 1999 consisted of the following:
	2000	1999
Senior Subordinated 9.125% Notes	$ 150,000	$ 150,000
Senior Secured Term Facilities	291,750	294,750
Senior Revolving Credit Facility	--	--
Total	441,750	444,750
Less current portion	11,625	9,750
Net long-term debt	$ 430,125 =======	$ 435,000 =======

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

5.     Treasury Stock Activity

During the six months ended June 30, 2000, the Company repurchased 1,476 shares at a cost of $25,531.

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

Certain tax planning strategies entered into by Old D&B are currently subject to review by tax authorities. Pursuant to a series of agreements, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR") (both of which are former subsidiaries of D&B) are each jointly and severally liable to pay 50%, and Old D&B is liable for the remaining 50% of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Old D&B pays the first $137,000 of tax liability. As explained above, as a result of the form of the Distribution, the Company is the corporate successor of, and the taxpayer referred to herein as, Old D&B. However, pursuant to the terms of the Distribution Agreement and the Tax Allocation Agreement executed in connection with the Distribution, New D&B has assumed the defense and will indemnify the Company and Donnelley against any payments to be made by the Company or Donnelley in respect of any tax liability that may be assessed and any costs and expenses relating thereto, including any ongoing legal fees and expenses related thereto. On May 9, 2000, the Internal Revenue Service (the "IRS") issued a summary report with respect to these tax-planning strategies. In connection with the summary report, New D&B filed an amended tax return for 1989 and 1990, which reflected $561,600 of tax and interest due. On May 12, 2000, New D&B paid the IRS approximately $349,300 of this amount and IMS paid approximately $212,300. These payments were funded with short-term borrowings and the Company understands were paid under dispute in order to stop additional interest from accruing. Management presently believes that New D&B, IMS and NMR have sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all costs and expenses relating thereto. Management does not believe that the previously announced separation of Moody's from New D&B would have a material adverse impact on these indemnity rights of the Company because, under the Distribution Agreement, New D&B would be obligated to cause Moody's to agree to be jointly and severally liable with New D&B for those indemnity obligations to the Company.

Other than the matters described above, the Company and Donnelley are involved in legal proceedings, claims and litigation arising in the ordinary conduct of its business. Although there can be no assurances, management presently believes that the outcome of such legal proceedings will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

7.     Partnership and Joint Venture Investments

DonTech

The Company has a 50/50 partnership ("DonTech") with an operating unit of SBC Communications Inc. ("SBC"), which acts as the exclusive sales agent for yellow pages directories published by SBC in Illinois and northwest Indiana. In addition to its 50% interest in the profits of DonTech, the Company also receives revenue participation income, which is tied to advertising sales, from an operating unit of SBC. This revenue participation income is not shown in the table below. The following is summarized combined financial information of the DonTech Partnership:
	Three months ended		Six months ended
	June 30,		June 30,
	2000	1999	2000	1999

Net revenue	$ 30,489	$ 30,843	$ 50,394	$ 51,001
Income from operations	13,981	15,221	18,198	20,583
Net income	14,062	15,347	18,843	20,927
Total assets	131,064	165,347	131,064	165,347

The Company recognized income and related fees (including revenue participation income) from DonTech of $36,003 and $36,648 for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, the Company recognized income and related fees (including revenue participation income) of $57,435 and $57,487, respectively. The Company recognized revenue participation income of $28,973 and $28,810 for the three months ended June 30, 2000 and 1999, respectively, and $48,013 and $47,637 for the six months ended June 30, 2000 and 1999, respectively.

CenDon
The Company has been the exclusive sales agent for the CenDon partnership, a 50/50 partnership between the Company and Centel Directory Company ("Centel"), a subsidiary of Sprint that was formed to publish directories in Florida, Nevada, Virginia and North Carolina.

During the quarter, but effective for directories that publish from and after July 1, 2000, the Company and Centel entered into a series of agreements which effectively restructured the partnership as a limited liability company ("LLC") and extended the existing sales agency agreement through 2010. Both the partnership agreement and sales agency agreement were set to expire in 2004. The new arrangement focuses the Company's responsibilities on sales and certain pre-press publishing services (the latter through 2003 only) and establishes the Company as the exclusive sales agent for Centel's print and electronic / Internet directory products in the markets previously covered by the partnership agreement. Centel will now assume responsibility for the publishing and delivery of print directories and related support services such as marketing, customer service and collections. The Company will receive sales commissions on all advertising sold and will also receive a priority distribution on its membership interest in the LLC based on the value of advertising sold. The Company will record sales commissions as revenue and the priority distribution on its membership interest as partnership income and related fees. As a result of this modified arrangement, revenue and related cost will be recognized at the time of sale, rather than at the time of directory publication as has historically been the case for CenDon. Consequently, advertising sales made prior to June 30, 2000 and associated costs for directories that will publish subsequent to June 30, 2000 have been recognized in the second quarter. Accordingly, the Company recognized a one-time operating income benefit of $15,771 for the quarter and six months ended June 30, 2000. This one-time operating income benefit was comprised of one-time sales commission revenue of $20,956 from calendar advertising sales of $95,818, less related expenses of $10,607, one-time priority distributions of $13,268, less a charge of $7,846 for the write-off of deferred costs by the partnership resulting from the change in the CenDon relationship. The net amount of the priority distribution and write-off of deferred costs of $5,422 was recorded as income from partnership and related fees in the income statement.

The Company recognized income from the CenDon partnership in the second quarter of 2000 of $7,746 compared to income of $1,569 for the quarter ended June 30, 1999.

Unicom Media Limited
The Company holds an equity interest (18.75% through June 15, 2000 and 18% thereafter) in Unicom Media Limited ("UML") which publishes yellow pages directories and offers Internet directory services in the People's Republic of China. Through June 15, 2000, the Company was a joint venture partner actively involved in the daily operations of UML and accordingly, accounted for its investment under the equity method. The Company recognized a loss from UML's operations of $545 and $250 for the quarter ended June 30, 2000 and 1999, respectively, and $1,078 and $250 for the six months ended June 30, 2000 and 1999, respectively. The book value of the Company's investment was approximately $12,500 greater than its share of the underlying equity of UML and this difference was being amortized over 10 years. Included in the Company's recorded losses is amortization expense for the second quarter and six months ended June 30, 2000 of $294 and $646, respectively. There was no amortization expense recognized in the second quarter or first six months of 1999.

During the quarter, UML made a decision to focus more of its time and resources on the Internet aspect of its business plan, known as ChinaBiG.com, and to seek additional investors to build ChinaBiG.com into a well-known portal for the Chinese community around the world. In that regard, on June 15, 2000, UML received its first minority investment from an independent third party investor. Concurrently, in order to facilitate the raising of additional capital and provide greater flexibility, UML and each existing investor (including the Company), restructured the existing joint venture agreement of UML to, among other things, significantly reduce the Company's ability to influence the daily operations of UML. As a result of this additional equity investor and the restructured agreement, the Company is a passive investor and will account for this investment under the cost method. Accordingly, the Company will no longer recognize its share of the operating income or losses of UML or amortization expense each quarter.

8.     Business Segments

Effective June 30, 2000, as a result of the transactions discussed in Note 2 - Disposition of Businesses and Corporate Reorganization, management restructured its reportable operating segments to better reflect the Company's new streamlined operations and the way management now views its businesses. Directory Advertising Services now includes the Company's publishing operations formerly reported separately as Directory Publishing Services. Also, information technology costs (a portion of which were previously allocated to and included under Other) are now included entirely in Directory Advertising Services. DAS also includes results from Bell Atlantic up to the termination of the Agency Agreements, the Company's proprietary operations in Cincinnati up to the date of sale and the Company's investment in UML. All prior period amounts have been restated to be comparable to the new presentation.

Under the new segment reporting, the Company's reportable operating segments are Directory Advertising Services ("DAS"), DonTech Partnership, and Get Digital SmartSM ("GDS"). Despite the similarities in services provided by DAS, the DonTech Partnership is viewed as a separate reportable operating segment since, among other factors, the employees of DonTech, including officers and managers, are not employees of the Company. GDS is the Company's Internet initiative introduced in February 2000, designed to deliver a comprehensive package of Internet marketing and e-commerce services to small and medium-sized businesses. Accordingly, there were no financial results through the first six months of 1999.

The Company evaluates the performance of its operating segments and allocates resources to them based on operating income and other factors. Expenses for purposes of computing operating income for the reportable segments (except DonTech) include those costs directly incurred by each business unit plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage. Other represents expenses and assets not allocated to the operating segments. Interest expense, income tax expense and non-operating income and expenses are not allocated to the operating segments.

Selected financial results for the three and six months ended June 30, 2000 and 1999 and total assets at June 30, 2000 and 1999 are presented in the tables below. As discussed in Note 6 - Partnership and Joint Venture Investments, DAS net revenues, income from partnership and related fees and operating income amounts for the three and six months ended June 30, 2000 include one-time benefits from the restructuring of the Sprint relationship.
Three months ended June 30, 2000	Directory Advertising Services	DonTech Partnership	Get Digital Smart	Other	Consolidated Totals
Advertising sales (unaudited) (1)
Calendar cycle	$ 229,329	$ 120,628	--	--	$ 349,957
Publication cycle	218,526	87,456	--	--	305,982
Net revenues	60,136	--	$ 24	--	60,160
Income from partnerships and related fees	7,201	36,003	--	--	43,204
EBITDA (2)	25,885	36,003	(2,226)	$ (3,203)	56,459
Depreciation and amortization	3,821	--	24	404	4,249
Operating income (loss)	22,064	36,003	(2,250)	(3,607)	52,210
Total assets	95,961	164,179	222	255,554	515,916
Three months ended June 30, 1999
Advertising sales (unaudited) (1)
Calendar cycle	$ 140,123	$ 120,240	--	--	$ 260,363
Publication cycle	215,875	85,671	--	--	301,546
Net revenues	39,598	--	--	--	39,598
Income from partnerships and related fees	1,319	36,648	--	--	37,967
EBITDA (2)	8,486	36,648	--	$ (3,033)	42,101
Depreciation and amortization	4,055	--	--	581	4,636
Operating income (loss)	4,431	36,648	--	(3,614)	37,465
Total assets	146,540	192,421	--	40,901	379,862

Six months ended June 30, 2000	Directory Advertising Services	DonTech Partnership	Get Digital Smart	Other	Consolidated Totals
Advertising sales (unaudited) (1)
Calendar cycle	$ 368,133	$ 199,315	--	--	$ 567,448
Publication cycle	313,172	219,050	--	--	532,222
Net revenues	101,525	--	$ 24	--	101,549
Income from partnerships and related fees	13,948	57,435	--	--	71,383
EBITDA (2)	41,312	57,435	(4,366)	$(7,825)	86,556
Depreciation and amortization	7,925	--	24	824	8,773
Operating income (loss)	33,387	57,435	(4,390)	(8,649)	77,783
Six months ended June 30, 1999
Advertising sales (unaudited) (1)
Calendar cycle	$ 283,372	$ 198,387	--	--	$481,759
Publication cycle	307,375	220,518	--	--	527,893
Net revenues	80,122	--	--	--	80,122
Income from partnerships and related fees	7,967	57,487	--	--	65,454
EBITDA (2)	21,563	57,487	--	$(8,272)	70,778
Depreciation and amortization	8,082	--	--	1,343	9,425
Operating income (loss)	13,481	57,487	--	(9,615)	61,353

(1)     Advertising sales represent the billing value of advertisements sold for an annual directory by the Company and DonTech. Management reviews the performance of the operating segments on, among other things, the advertising sales generated on a calendar cycle and a publication cycle basis. Calendar cycle advertising sales represent the billing value of advertisements sold for an annual directory stated on the same basis for which revenue is recognized in the consolidated financial statements (that is, when a sales contract is signed where the
         Company acts as a sales agent and when a directory is published where the Company acts as the publisher). Management believes that an additional useful measurement of sales performance is the publication cycle basis. This method measures sales based on the value of an annual directory according to its publication date regardless of the Company's role and the recognition of revenue in the consolidated financial statements. If a directory publication date changes from one year to the next, the prior year publication date is adjusted to conform to the present year to maintain comparability.

         An annual directory that published during the first quarter of 1999 was not published until the second quarter of 2000 and an annual directory that published in June 1999 is not scheduled to publish until August 2000. Accordingly, second quarter 1999 publication cycle sales for DAS have been increased by $17,241 from the amount reported in the prior year to conform to the 2000 publication dates.
         DonTech sales for the second quarter and six months ended June 30, 1999 have been increased by $3,546 for an annual directory that published in the second quarter of 2000 versus the third quarter of 1999.

(2)     EBITDA represents earnings before interest, taxes and depreciation and amortization. EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles and should not be considered as a substitute for operating income or net income prepared in conformity with generally accepted accounting principles. In addition, EBITDA may not be comparable to similarly titled measures of other companies.

9.     Subsequent Event

On July 10, 2000, the Company repaid $50 million of Term Facilities with the proceeds received from the buy-out by Bell Atlantic of the Agency Agreements described in Note 2. The debt was repaid at par and there was no penalty for early repayment. In connection with the repayment, approximately $0.7 million of deferred financing costs were written-off, which will be reported as an extraordinary loss of $0.4 million (net of taxes of $0.3 million) in the third quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q of R.H. Donnelley Corporation and its subsidiaries (the "Company") contain forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "should," "planned," "estimated," "potential," "goal," "outlook," and similar expressions, as they relate to the Company or its management, have been used to identify such forward-looking statements. Regardless of any identifying phrases, these statements and all other forward-looking statements reflect only the Company's current beliefs and specific assumptions with respect to future business decisions and results, and are based on information currently available to the Company. Accordingly, the statements are subject to significant risks, uncertainties and contingencies that could cause the Company's actual operating results, performance or business prospects to differ from those expressed in, or implied by, these statements. Such risks, uncertainties and contingencies include the following: (1) loss of market share through competition; (2) uncertainties caused by the consolidation of the telecommunications industry; (3) introduction of competing products or technologies by other companies, including those similar to the Internet services offered by Get Digital Smart; (4) complexity and uncertainty regarding the development and/or deployment of new high technology products, including the Internet services offered by Get Digital Smart; (5) difficulty or inability to successfully integrate the variety of products, technologies and services contemplated for Get Digital Smart into one comprehensive offering, and uncertainty regarding the acceptance rate of such an offering by the small business community; (6) pricing pressures from competitors and/or customers; (7) changes in the yellow pages industries and markets; (8) a sustained economic downturn in the United States; and (9) the amount and timing of stock repurchases will be subject to market conditions and compliance with the company's debt covenants.

The Company

Except where otherwise indicated, the terms "Company," "we" and "our" refer to R.H. Donnelley Corporation and its wholly owned subsidiaries.

Effective June 30, 2000, as a result of the transactions described below under " - Recent Developments", we restructured our reportable operating segments to better reflect the Company's new streamlined operations and the way we now views the businesses. Directory Advertising Services now includes our pre-press publishing operations formerly reported separately as Directory Publishing Services. Also, information technology costs (a portion of which were previously allocated to and included under Other) are now included entirely in Directory Advertising Services. All prior period amounts have been restated to be comparable to the new presentation.

Under the new segment reporting, we organize our business into three operating segments: Directory Advertising Services ("DAS"), DonTech Partnership ("DonTech"), and Get Digital Smart ("GDS"). Within our DAS segment, we provide advertising sales and marketing services for yellow pages and other directory products and pre-press publishing services for yellow pages directories. Until June 30, 2000, we were the exclusive sales agent in New York State for an operating unit of Bell Atlantic Corporation ("Bell Atlantic"). We are the exclusive sales agent in Florida for an operating unit of Sprint Corporation ("Sprint"). We are the exclusive sales agent and were the publisher (for directories published through June 30, 2000) for the CenDon partnership ("CenDon"), a 50/50 partnership with an operating unit of Sprint that was formed to publish directories in Florida, Nevada, Virginia and North Carolina. Through April 30, 2000, we also published our own independent yellow pages directory in the Cincinnati area. We hold an 18% equity interest in Unicom Media Limited ("UML") which publishes yellow pages directories and offers Internet directory services in the People's Republic of China. Finally, we provide pre-press publishing services for yellow pages directories to other yellow pages publishers and certain existing customers under separately negotiated contracts.

Where we are a sales agent (Sprint, Bell Atlantic (through June 30, 2000), CenDon (for directories that publish after June 30, 2000)), sales commission revenue is recognized when an advertising contract is signed with a customer. Where we are the publisher (Cincinnati (through April 27, 2000) and CenDon (for directories that publish before June 30, 2000)), revenue is recognized when a directory is published. Revenue from our pre-press publishing services is recognized on a straight-line basis throughout the year as the services are performed.

The Company is a 50% partner in DonTech, which acts as the exclusive sales agent for yellow pages directories published by SBC Communications Inc. ("SBC") in Illinois and northwest Indiana. In addition to our 50% interest in the profits of DonTech, we receive direct fees ("Revenue Participation") from an operating unit of SBC, which are tied to advertising sales. While DonTech provides advertising sales of yellow pages and other directory products similar to our DAS segment, the partnership is considered a separate operating segment since, among other things, the employees of DonTech, including officers and managers, are not our employees.

In our GDS segment, we offer a variety of services designed to deliver a comprehensive package of Internet marketing and e-commerce services to small and medium-sized local businesses. Through a number of agreements with leading providers of Internet technology and services, we offer services such as Web-site design and hosting, e-commerce capabilities, services to drive traffic and exposure to our clients' Web-sites and Internet connectivity. This business is initially being marketed in the Miami/Fort Lauderdale, Florida area.

Recent Developments

Disposition of Businesses
On June 30, 2000, we entered into an agreement ("Agreement") with an affiliate of Bell Atlantic Corporation ("Bell Atlantic") for the early termination of the directory services agreements between Donnelley and Bell Atlantic dated September 5, 1985 and May 5, 1998, as amended (the "Agency Agreements"). Pursuant to the Agency Agreements, Donnelley had served as exclusive sales agent for Bell Atlantic directories covering substantially all of New York State. The Agency Agreements had been scheduled to expire in 2005 and 2003, respectively. The transactions contemplated by the Agreement were also consummated on June 30, 2000. Bell Atlantic accounted for approximately 54% of consolidated revenue and approximately 25% of consolidated operating income for the full year 1999.

Under the terms of the Agreement, we received cash proceeds of $114 million, less approximately $3 million of operational liabilities assumed by Bell Atlantic related to the pre-closing period. These net proceeds are subject to post-closing adjustment under certain circumstances. We also received estimated commissions for sales which occurred prior to the closing, but which were not yet payable under the terms of the Agency Agreements. These commissions totaled approximately $42,000, net of certain adjustments, and subject to post-closing adjustments under certain circumstances. The Company also received commissions of approximately $15 million in connection with its sales for certain directories that published in the pre-closing period.

On April 27, 2000, we sold our Cincinnati proprietary directory business to Yellow Book USA, Inc. for $8 million.

In connection with the above actions, we also implemented cost-cutting measures, including headcount reductions, at our Raleigh, NC facility and corporate headquarters consistent with our new streamlined operating structure. The Company recognized a pretax gain from the above transactions of approximately $89 million ($55 million after taxes), net of approximately $40 million of costs incurred for severance and other related costs associated with work-force reductions, asset write-offs, including internal software, and other transaction related costs partially offset by pension related gains of $7 million.

CenDon Partnership Restructuring
During the quarter, but effective for directories that publish from and after July 1, 2000, the Company and Centel entered into a series of agreements which effectively restructured the existing CenDon partnership as a limited liability company ("LLC") and extended the existing sales agency agreement through 2010. Both the partnership agreement and sales agency agreement were set to expire in 2004. The new arrangement focuses our responsibilities on sales and certain pre-press publishing services (the latter through 2003 only) and establishes us as the exclusive sales agent for Centel's print and electronic / Internet directory products in the markets previously covered by the partnership agreement. Centel will now assume responsibility for the publishing and delivery of print directories and related support services such as marketing, customer service and collections. We will receive sales commissions on all advertising sold and will also receive a priority distribution on our membership interest in the LLC based on the value of advertising sold. We will record sales commissions as revenue and the priority distribution on our membership interest as partnership income and related fees. As a result of this modified arrangement, revenue and related cost will be recognized at the time of sale, rather than at the time of directory publication as has historically been the case for CenDon. Consequently, advertising sales made prior to June 30, 2000 and associated costs for directories that will publish subsequent to June 30, 2000 have been recognized in the second quarter. Accordingly, we recognized a one-time operating income benefit of approximately $15.8 million for the quarter and six months ended June 30, 2000. This one-time operating income benefit was comprised of one-time sales commission revenue of approximately $21.0 million based on calendar advertising sales of approximately $95.8 million, less related expenses of approximately 10.6 million, one-time priority distribution of approximately $13.3 million, less a charge of approximately $7.9 million for the write-off of deferred costs by the partnership resulting from the change in the CenDon relationship. The net amount of the priority distribution and write-off of deferred costs of $5.4 million was recorded as income from partnership and related fees in the income statement.

Unicom Media Limited investment
During the quarter, UML made a decision to focus more of its time and resources on the Internet aspect of its business plan, known as ChinaBiG.com, and to seek additional investors to build ChinaBiG.com into a well-known portal for the Chinese community around the world. In that regard, on June 15, 2000, UML received its first minority investment from an independent third party investor. Concurrently, in order to facilitate the raising of additional capital and provide greater flexibility, UML and each existing investor (including the Company), restructured the existing joint venture agreement of UML to, among other things, significantly reduce our ability to influence the daily operations of UML. As a result of this additional equity investor and the restructured agreement, we are a passive investor and will account for this investment under the cost method. Accordingly, we will no longer recognize our share of the operating income or losses of UML or amortization expense each quarter.

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2000 and 1999

Advertising Sales

Calendar Cycle Basis
Calendar cycle advertising sales represent the billing value of advertisements sold for an annual directory by the Company and DonTech in a given calendar year. These sales are recognized on the same basis on which revenues are recognized (that is, when a sales contract is signed where we are a sales agent or when the directory is published where we are the publisher of the directory). The selling of advertising for a specific directory is managed as a sales campaign. The typical sales campaign begins approximately six to eight months prior to the scheduled publication date. As a result, where we act as sales agent, the amount of calendar sales can fluctuate from the prior year due to various factors, including changes in the actual commencement date of the sales campaign and the timing of sales during the sales campaign.

Calendar cycle advertising sales in the second quarter of 2000 were $349.9 million, an increase of $89.5 million, or 34.4% compared to $260.4 million in the second quarter of 1999. Calendar cycle advertising sales for the six months ended June 30, 2000 were $567.4 million, an increase of $85.6 million, or 17.8% compared to $481.8 million for the six months ended June 30, 1999. Advertising sales for each segment are as follows:
	Three Months Ended June 30,		2000 vs. 1999 Change		Six Months Ended June 30,		2000 vs. 1999 Change
(in millions)	2000	1999			2000	1999

DAS	$ 229.3	$ 140.1	$ 89.2	63.7%	$ 368.1	$ 283.4	$ 84.7	29.9%
DonTech	120.6	120.3	0.3	0.2%	199.3	198.4	0.9	0.5%
Total	$ 349.9 =====	$ 260.4 =====	$ 89.5 ====	34.4%	$ 567.4 =====	$ 481.8 =====	$ 85.6 ====	17.8%

Excluding the one-time sales benefit of $95.8 million from the restructuring of the Sprint relationship, DAS calendar sales for the quarter decreased $6.6 million, or 4.7% to $133.5 million compared to the prior year quarter, and for the six month period, calendar sales decreased $11.1 million, or 3.9% compared to the prior year period. The decrease for the quarter was primarily due to timing delays for various Bell Atlantic sales campaigns, specifically Westchester, Suffolk and Queens. The decrease for the six-month period was primarily due to a 2.0% decline in the 2000 Manhattan directory compared to 1999.

DonTech sales for the quarter and six-month period were essentially unchanged from the prior year periods. Calendar sales were affected by the previously disclosed systems problems related to the administration of the billing and collection functions that continues to result in a loss of customers who are significantly delinquent. These problems caused inefficiencies in the Chicago 2000 directory campaign, which resulted in a 3.0% decline in the Chicago directory compared to last year. We believe that the underlying systems problems have largely been addressed, and sales results should steadily improve throughout the remainder of the year, with a return to normal growth rates during the fourth quarter, although full year growth is anticipated to be somewhat below normal levels on a year over year basis.

Publication Cycle Basis
Management also measures sales performance based on the publication cycle basis. This method measures sales based on the value of an annual directory according to its publication date regardless of when the advertising for that directory was sold. If a directory publication date changes from one year to the next, the prior year publication date is adjusted to conform to the present year to maintain comparability. In 1999, the Bell Atlantic Albany directory published in March, whereas in 2000, the directory published in April. Also, the Bell Atlantic Broome County directory published in June 1999 but is scheduled to publish in August 2000. Accordingly, DAS publication cycle sales for the second quarter of 1999 in the table below have been adjusted to include $23.3 million of sales for the Albany directory and to exclude $6.1 million of sales for the Broome County directory (net increase of $17.2 million) reported in the prior year. DonTech sales for the second quarter and six months ended June 30, 1999 have also been adjusted to include $3.5 million of sales for a directory that published in May 2000 versus July 1999.

Publication cycle advertising sales in the second quarter of 2000 were $306.0 million compared to $301.6 million in the second quarter 1999. Publication cycle advertising sales in the first half of 2000 were $532.2 million compared to $527.9 million in the first half of 1999. Advertising sales for each segment are as follows:
	Three Months Ended June 30,		2000 vs. 1999 Change		Six Months Ended June 30,		2000 vs. 1999 Change
(in millions)	2000	1999			2000	1999

DAS	$ 218.5	$ 215.9	$ 2.6	1.2%	$ 313.1	$ 307.4	$ 5.7	1.9%
DonTech	87.5	85.7	1.8	2.1%	219.1	220.5	(1.4)	(0.6)%
Total	$ 306.0 =====	$ 301.6 =====	$ 4.4 ====	1.5%	$ 532.2 =====	$ 527.9 =====	$4.3 ===	0.8%

Publication cycle sales for Sprint were up 5.9% in the second quarter 2000 compared to the second quarter 1999, as all Sprint markets continue to exhibit strong growth in directory sales. The Sprint gains were partially offset by the decline in Bell Atlantic's Manhattan directory. DonTech sales increased 2.1% compared to last year due to good growth in Peoria and Joliet directories.

For the first half of 2000, DAS sales increased 1.9% over last year, primarily due to an increase of 4.8% in Sprint sales due to the growth in all Sprint markets. Publication cycle sales at DonTech decreased due to the systems problems related to the administration of the billing and collection functions that resulted in a 3.0% decline in the Chicago directory compared to last year.

Revenues
Net revenues increased $20.6 million to $60.2 million in the second quarter of 2000 compared to $39.6 million in the second quarter of 1999. For the six months ended June 30, 2000, net revenues increased $21.4 million to $101.5 million compared to $80.1 million for the six months ended June 30, 1999. Excluding the one-time benefit of $21.0 million from the restructuring of the Sprint relationship, net revenues for the quarter decreased $0.4 million or 1.0% compared to the prior year quarter and net revenues for the six month period increased $0.4 million, or 0.5% compared to the prior year period.

The decrease for the second quarter 2000 was due to decreases in Bell Atlantic of $0.9 million due to lower sales and in our YPTV business of $0.6 million due to a decrease in activity. This decrease was partially offset by higher pre-press publishing services revenue of $0.8 million due to additional services in excess of contractual baselines provided to customers and higher revenue from Sprint of $0.3 million due to higher sales. For the first half of 2000, higher pre-press publishing services revenue ($0.8 million) and Sprint revenue ($1.5 million) were partially offset by lower revenues from Bell Atlantic ($1.1 million) and our YPTV business ($0.7 million).

Expenses
Total expenses for the second quarter increased $11.1 million to $51.2 million compared to total expenses of $40.1 million in the second quarter of 1999. Excluding the one-time expenses of $10.6 million resulting from the restructuring of the Sprint relationship, total expenses for the quarter increased $0.5 million, or 1.2% compared to last year's second quarter. This increase is due to expenses of $2.3 million relating to GDS. Partially offsetting this increase was reduced costs in our pre-press publishing operations of $1.2 million due to cost saving initiatives implemented last year, certain one-time expenses incurred in 1999 and favorable timing factors.

Total expenses for the first six months of 2000 increased $10.9 million to $95.1 million compared to total expenses of $84.2 million through the first six months of 1999. Excluding the one-time expenses associated with the restructuring of the Sprint relationship, total expenses increased $0.3 million, or 0.4%. Expenses for GDS through June 30, 2000 were $4.4 million. Offsetting these expenses were reduced costs in our pre-press publishing operations of $2.0 million and cost reductions in areas such as marketing, advertising, product development and general and corporate functions.

Partnership Income
Income from partnerships and related fees for the second quarter of 2000 increased $5.2 million to $43.2 million compared to the second quarter of 1999 amount of $38.0 million. Income from partnerships and related fees for the six months ended June 30, 2000 increased $5.9 million to $71.4 million compared to $65.5 million for the six months ended June 30, 1999. Excluding the net one-time benefit of $5.4 million from the restructuring of the Sprint relationship, partnership income and related fees decreased $0.2 million, or 0.5% in the second quarter 2000 compared to the second quarter 1999. Strong growth in the Sprint markets resulted in higher income from our CenDon partnership of $0.8 million as compared to last year. Income from DonTech was $0.7 million lower than the prior year due to essentially flat sales and slightly higher expenses. Losses from UML increased $0.3 million over last year due to the amortization of the difference between the book value of our investment and our share of the underlying equity. As previously discussed, due to an additional equity investment and the restructuring of the joint venture agreement, beginning in the third quarter 2000, we will no longer recognize our share of the losses from UML or amortization expense (see - "Recent Developments").

Income from partnerships and related fees for the six months ended June 30, 2000, after the net one-time benefit, increased $0.5 million, or 0.8% compared to the six months ended June 30, 1999. Income from CenDon was $1.4 million higher than last year due to strong sales growth in all Sprint markets. Offsetting this increase was higher losses from UML due to amortization expense. DonTech income was essentially unchanged from the prior year.

Operating Income
Operating income for the second quarter of 2000 was $52.2 million, an increase of $14.7 million, or 39.2% compared to $37.5 million in the second quarter of 1999. Operating income for the six months ended June 30, 2000 was $77.8 million, an increase of $16.4 million, or 26.7% compared to $61.4 million in the six months ended June 30, 1999. Operating income for the reportable segments (except DonTech) includes those costs directly incurred by each business unit plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage. Operating income (loss) by segment is as follows:

	Three Months Ended June 30,		2000 vs. 1999 Change		Six Months Ended June 30,		2000 vs. 1999 Change
(in millions)	2000	1999			2000	1999

DAS	$ 22.1	$ 4.4	$ 17.7	> 100%	$ 33.4	$ 13.5	$ 19.9	> 100%
DonTech	36.0	36.7	(0.7)	(1.9)%	57.4	57.5	(0.1)	(0.2)%
GDS	(2.3)	--	(2.3)	N/M	(4.4)	--	(4.4)	N/M
Other	(3.6)	(3.6)	--	--	(8.6)	(9.6)	1.0	10.4%
Total	$ 52.2 =====	$ 37.5 =====	$ 14.7 =====	39.2%	$ 77.8 ====	$ 61.4 ====	$ 16.4 ====	26.7%

Excluding the one-time operating income benefit of $15.8 million from the restructuring of the Sprint relationship, DAS operating income increased $1.9 million, or 43.2% and $4.1 million, or 30.4% for the quarter and six months ended June 30, 2000, respectively, compared to the comparable prior year periods. The increase in the second quarter of 2000 was primarily due to strong performance at Sprint ($1.3 million) and actions to reduce costs in pre-press publishing operations ($2.0 million). These improvements were partially offset by lower operating income in Bell Atlantic ($0.6 million) and higher losses attributable to UML ($0.3 million). The increase in DAS operating income for the six months ended June 30, 2000 was also attributable to higher profitability in Sprint ($2.8 million) and cost reductions for pre-press publishing operations ($2.7 million), offset by increased losses attributable to UML ($0.8 million).

See Partnership Income above for a discussion of the change in DonTech operating income.

Operating loss for GDS represents the expenses incurred during the quarter and year-to-date period relating to this new business. There were no comparable operations in 1999. Other operating loss represents corporate and general overhead costs that are not allocated to the business segments. The improvement for the six-month period is primarily due to a decrease in depreciation and amortization of $0.5 million and cost savings as a result of a decrease in headcount in corporate staff functions.

Interest and Taxes
Interest expense for the second quarter 2000 of $9.2 million was essentially unchanged from the second quarter 1999. For the first half of 2000, interest expense was $18.4 million, a decrease of $0.5 million compared to last year's first half amount of $18.9 million. The decrease is primarily due to lower outstanding debt of approximately $15 million partially offset by higher interest on our variable rate debt due to higher short-term interest rates in 2000 compared to 1999. The effect of higher short-term interest rates on our variable rate debt was partially mitigated by our interest rate swap agreements.

The effective tax rate for the quarter and year-to-date period ended June 30, 2000 decreased to 38.2% and 38.5%, respectively, compared to 40.4% in the second quarter of 1999 and 40.3% in the first half of 1999. The decrease in the effective tax rate is due to various strategies implemented during the second quarter of 2000. We anticipate that the six months ended June 30, 2000 tax rate will approximate the tax rate for the full year.

Net Income and Earnings Per Share
Net income and earnings per share for the second quarter 2000 was $81.9 million, or $2.50 per diluted share compared to $16.9 million, or $0.49 per diluted share in the second quarter 1999. Net income and earnings per share for the six months ended June 30, 2000 was $91.5 million, or $2.78 per diluted share compared to $25.3 million, or $0.74 per diluted share in the six months ended June 30, 1999. Net income and earnings per share for the quarter and six months ended June 30, 2000 includes a gain from the Bell Atlantic and Cincinnati transactions ($55.0 million after-tax) and the one-time benefit from the restructuring of the Sprint relationship ($9.7 million after-tax). Excluding these one-time items, net income and earnings per share for the second quarter 2000 was $17.1 million or $0.52 per diluted share and net income and earnings per share for the six months ended June 30, 2000 was $26.8 million, or $0.82 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

In June 1998, we borrowed $300 million under its Senior Secured Term Facilities ("Term Facilities") and issued $150 million of Senior Subordinated Notes (the "Notes"). We also borrowed $50 million against our $100 million Senior Revolving Credit Facility (the "Revolver," and together with the Term Facilities, the "Credit Agreement"). Our obligations under the Credit Agreement are secured by security interests granted to the lenders in substantially all of our assets, including capital stock in our existing and newly formed subsidiaries. The Term Facilities mature between June 2004 and December 2006, and require quarterly principal repayments through 2006. The Revolver matures in June 2004. The Notes pay interest semi-annually at the annual rate of 9.125%, and are due in June 2008. The Credit Agreement and the Indenture governing the Notes each contain various financial and other restrictive covenants, including restrictions on asset dispositions and similar transactions, indebtedness, capital expenditures and commitments.

Net cash provided by operations was $102.2 million for the first half of 2000, an increase of $65.8 million over the prior year amount of $36.4. Collections of accounts receivable were higher than last year primarily due to the receipt from Bell Atlantic of $57 million in payment of commissions receivable as described above. Also contributing to the increase was the receipt of an income tax refund of $6.0 million, lower net interest payments of $5.5 million due to lower average borrowings and higher cash distributions from our partnerships of $4.6 million. We believe that cash from operations and available debt capacity under the Revolver will be sufficient to fund our operations and meet our anticipated investment, capital expenditures and debt service requirements for the foreseeable future.

Net cash provided by investing activities for the first half of 2000 was $112.6 million and included proceeds of $122 million from the early termination of the Agency Agreements with Bell Atlantic ($114 million) and the sale of our Cincinnati business ($8 million). We also spent $5.5 million on capital expenditures, primarily computer equipment and software. During the first six months of 2000, capitalized computer software decreased $9.8 million as additions of $2.0 million were offset by amortization of $5.5 million and the write-off of approximately $6.3 million related to the Bell Atlantic and Cincinnati transactions. We made additional investments in UML of $3.9 million in accordance with the terms of the joint venture agreement. Although our role in UML has changed, we remain obligated under the terms of the joint venture agreement to make additional contributions. Accordingly, we anticipate investing an additional $2.5 million in 2001. Also, with respect to GDS, we anticipate that we will invest approximately $8 million for the full year 2000. Other than our additional investments to be made in UML and our anticipated funding of GDS, we currently have no material commitments for investment spending or capital expenditures.

Net cash used in financing activities of $26.1 million was primarily for the repayment of debt and the repurchase of company stock. Through June 30, 2000, we spent $25.5 million to repurchase 1,476,300 shares of common stock under both our Systematic Share Repurchase Plan and our Open Market Share Repurchase Plan (collectively, "Share Repurchase Plans"), which represented 4.5% of the outstanding shares at the beginning of the year. On July 10, 2000, we repaid $50 million of Term Facilities with the proceeds received from the buy-out of the Agency Agreements. The debt was repaid at par and there was no penalty for early repayment. In connection with the repayment, approximately $0.7 million of deferred financing costs were written-off, which will be reported as an extraordinary loss of $0.4 million (net of taxes of $0.3 million) in the third quarter.

At June 30, 2000, total cash on hand was $191.0 million and we had available borrowing capacity of $100 million under the Revolver. The significant amount of cash on hand is due to approximately $175 million received from the Bell Atlantic and Cincinnati transactions (including $57 million payment for sales commissions from Bell Atlantic). While the proceeds from these transactions were received in the second quarter, most of the associated costs will be paid in the third and fourth quarters. Accordingly, we anticipate making income tax payments of approximately $34 million, severance and other related payments of approximately $7 million and payments for other transaction related costs of approximately $9 million in future periods. As mentioned above, on July 10, 2000, we used $50 million of proceeds to repay a portion of our Term Facilities.

The remaining proceeds from the Bell Atlantic and Cincinnati transactions, along with free cash flows from operations, will be used to repurchase company stock, make additional debt repayments and fund growth initiatives. The Board of Directors recently authorized a new Open Market Share Repurchase Plan of up to $100 million over the next 18 to 24 months. The repurchase of shares under the Share Repurchase Plans will be executed subject to market conditions and compliance with our debt covenants.

Market Risk Sensitive Instruments

We are exposed to interest rate risk through our Credit Agreement where we borrow at prevailing short-term variable rates. In order to manage our exposure to fluctuations in interest rates, we have entered into interest rate swap agreements which allow us to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available if fixed rate borrowings were made directly. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. We do not use derivative financial instruments for trading or speculative purposes. There has been no change in the $175 million outstanding notional amount of interest rate swaps since December 31, 1999. The unrealized fair value of the swaps was a gain of $4.6 million at June 30, 2000.

We are exposed to foreign exchange risk through our equity interest in UML. Our required contribution in 2001 of $2.5 million is subject to adjustment if the exchange rate of the People's Republic of China currency (RMB) on the date of payment is more than 10% higher or lower than the specified exchange rate of RMB8.2778. There has been no material change in our foreign exchange risk from year-end.

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

On May 9, 2000, the Internal Revenue Service (the "IRS") issued a summary report to The Dun and Bradstreet Corporation ("D&B") with respect to certain tax-planning strategies. In connection with the summary report, D&B filed an amended tax return for 1989 and 1990, which reflected $561.6 million of tax and interest due. On May 12, 2000, D&B paid the IRS approximately $349.3 million of this amount and IMS paid approximately $212.3 million. These payments were funded with short-term borrowings and the Company understands were made under protest in order to stop additional interest from accruing. As described in the 10-K and footnote 6 in Item 1, D&B has agreed to indemnify the Company against any liability in connection with this matter.

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

          *Filed herewith

      (b)   Reports on Form 8-K:

            (1)  Current Report on From 8-K, dated April 25, 2000, reporting under Item 5 that the Company had (A)
                  entered into a letter of intent with Bell Atlantic with respect to the early termination of its Agency
                  Agreements, (B) extended its business relationship with Sprint's directory publishing group through
                  2010 and (C) entered into a definitive agreement with Yellow Book USA, Inc. to sell all of its assets and operations associated with its Cincinnati proprietary operation.

            (2)  Current Report on Form 8-K, dated June 30, 2000, disclosing under Item 5 that the Company had consummated the Bell Atlantic transaction and disclosing certain other information related to that transaction. Two press releases, dated June 30, 2000 and July 6, 2000, were filed as exhibits to the 8-K under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION

Date: July 27, 2000	By:	/s/ Philip C. Danford
Philip C. Danford
Senior Vice President and Chief Financial Officer

Date: July 27, 2000	By:	/s/ William C. Drexler
William C. Drexler
Vice President and Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY INC.

Date: July 27, 2000	By:	/s/ Philip C. Danford
Philip C. Danford
Senior Vice President and Chief Financial Officer

Date: July 27, 2000	By:	/s/ William C. Drexler
William C. Drexler
Vice President and Controller