Form 10-Q
period 2001-09-30
DONNELLEY R H INC; R H DONNELLEY CORP
filed 2001-10-30
CIK 1065310, 30419

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at October 9, 2001

Common Stock, par value $1 per share	29,555,904

Commission file number 333-59287

R.H. DONNELLEY INC. *
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-2467635 (I.R.S. Employer Identification No.)

One Manhattanville Road, Purchase N.Y. (Address of principal executive offices)	10577 (Zip Code)

Registrants’ telephone number, including area code   (914) 933-6400

*     R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes. As of October 9, 2001, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

R.H. DONNELLEY CORPORATION

INDEX TO FORM 10-Q

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000	3

Consolidated Balance Sheets at September 30, 2001 and December 31, 2000	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 6. Exhibits and Reports on Form 8-K	22

SIGNATURES	27

R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

(amounts in thousands, except per share data)	2001	2000	2001	2000

Net revenue	$22,165	$22,778	$61,039	$124,327

Expenses

Operating expenses	11,556	13,618	35,394	82,967

General and administrative expenses	4,107	4,760	13,267	19,145

Provision for doubtful accounts	893	1,056	2,492	3,700

Depreciation and amortization	2,597	3,281	8,237	12,054

Total expenses	19,153	22,715	59,390	117,866

Income from partnership and joint venture	44,304	45,578	112,539	116,962

Operating income	47,316	45,641	114,188	123,423

Interest income	126	2,164	1,672	2,605

Interest expense	(6,342)	(8,591)	(20,642)	(27,411)

Gain on disposition of businesses	—	—	—	89,435

Income before taxes and extraordinary loss	41,100	39,214	95,218	188,052

Provision for income taxes	15,412	15,097	35,706	72,400

Income before extraordinary loss	25,688	24,117	59,512	115,652

Extraordinary loss (net of tax)	—	704	348	704

Net income	$25,688	$23,413	$59,164	$114,948

Earnings per share before extraordinary loss

Basic	$0.86	$0.76	$1.95	$3.60

Diluted	$0.83	$0.74	$1.91	$3.53

Earnings per share after extraordinary loss

Basic	$0.86	$0.74	$1.94	$3.58

Diluted	$0.83	$0.72	$1.89	$3.51

Shares used in computing earnings per share

Basic	29,979	31,743	30,454	32,134

Diluted	30,817	32,547	31,230	32,749

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(amounts in thousands, except share and per share data)	2001	2000

Assets

Current Assets

Cash and cash equivalents	$17,970	$55,437

Accounts receivable	35,320	37,646

Less: sales allowance and allowance for doubtful accounts	(4,798)	(7,355)

Net accounts receivable	30,522	30,291

Other current assets	1,511	4,821

Total current assets	50,003	90,549

Fixed assets and computer software, net	15,742	21,633

Partnership and joint venture investments	218,677	213,834

Investment in ChinaBig.com	13,432	13,432

Prepaid pension	20,563	19,457

Other non-current assets	6,098	6,379

Total Assets	$324,515	$365,284

Liabilities and Shareholders’ Deficit

Current Liabilities

Accounts payable and accrued liabilities	$28,113	$36,148

Accrued interest payable	6,577	6,490

Current portion of long-term debt	4,143	4,224

Total current liabilities	38,833	46,862

Long-term debt	297,607	347,526

Deferred income taxes	58,782	60,913

Postretirement and postemployment benefits	10,454	8,598

Other liabilities	18,678	9,895

Commitments and contingencies

Shareholders’ Deficit

Preferred stock, par value $1 per share, authorized – 10,000,000 shares, outstanding – none	—	—

Common stock, par value $1 per share, authorized – 400,000,000 shares; issued – 51,621,894 shares for 2001 and 2000	51,622	51,622

Additional paid-in capital	30,252	18,373

Unamortized restricted stock	(387)	(232)

Equity options outstanding	386	242

Retained deficit	(19,521)	(78,685)

Accumulated other comprehensive loss	(4,528)	—

Treasury stock, at cost, 22,050,990 shares for 2001 and 20,682,293 shares for 2000	(157,663)	(99,830)

Total shareholders’ deficit	(99,839)	(108,510)

Total Liabilities and Shareholders’ Deficit	$324,515	$365,284

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,

(amounts in thousands)	2001	2000

Cash Flows from Operating Activities

Net income	$59,164	$114,948

Reconciliation of net income to net cash provided by operating activities:

Depreciation and amortization	8,237	12,054

Provision for doubtful accounts	2,492	3,700

Deferred income taxes	(2,132)	(1,545)

Other noncash charges	869	1,628

Extraordinary loss (net of tax)	348	704

Gain on disposition of businesses (net of tax)	—	(55,002)

Cash received in excess of income from partnership and joint venture	2,206	11,782

(Increase) decrease in accounts receivable	(2,724)	19,977

Decrease in other assets	1,361	6,542

Decrease in accounts payable and accrued liabilities	(3,197)	(18,441)

Increase in other liabilities	1,813	1,337

Net cash provided by operating activities	68,437	97,684

Cash Flows from Investing Activities

Additions to fixed assets and computer software	(3,262)	(6,314)

Investment in ChinaBig.com	(1,550)	(3,938)

Proceeds from disposition of businesses	—	122,009

Net cash (used in) provided by investing activities	(4,812)	111,757

Cash Flows from Financing Activities

Repayment of debt	(50,000)	(93,000)

Purchase of treasury stock	(58,174)	(32,953)

Proceeds from exercise of stock options	7,082	5,251

Net cash used in financing activities	(101,092)	(120,702)

(Decrease) increase in cash and cash equivalents	(37,467)	88,739

Cash and cash equivalents, beginning of year	55,437	2,390

Cash and cash equivalents, end of period	$17,970	$91,129

Supplemental cash flow information

Interest paid	$18,031	$20,639

Income taxes paid	$26,800	$47,249

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands)

1.     Background and Basis of Presentation
Prior to July 1, 1998, R.H. Donnelley Corporation (the “Company”) operated as part of The Dun & Bradstreet Corporation (in the context of specifically describing the Distribution (as defined below), referred to as “Old D&B,” otherwise “D&B”). The Board of Directors of Old D&B approved a plan to separate into two publicly traded companies – the Company and The New Dun & Bradstreet Corporation (“New D&B”). The distribution (“Distribution”) was the method by which Old D&B distributed to its shareholders shares of New D&B common stock. On July 1, 1998, as part of the Distribution, Old D&B distributed to its shareholders shares of New D&B stock and Old D&B changed its name to R.H. Donnelley Corporation.

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2000. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

2.     Disposition of Businesses and Related Cost Cutting Actions
During the second quarter of 2000, the Company sold its Cincinnati proprietary directory business to Yellow Book USA, Inc., terminated early its directory services agreements with an affiliate of Bell Atlantic Corporation (“Bell Atlantic”), and implemented related cost-cutting measures, including headcount reductions, at its Raleigh, NC facility and corporate headquarters. In connection with the above actions, the Company received cash proceeds of $122,009 and recognized a pretax gain of $89,435 ($55,002 after taxes).

3.     Partnership and Joint Venture Investments
The Company has a 50/50 perpetual partnership (“DonTech”) with an operating unit of SBC Communications Inc. (“SBC”). DonTech acts as the exclusive sales agent for yellow pages directories published in Illinois and northwest Indiana by Ameritech Corporation (“Ameritech”), a wholly owned subsidiary of SBC. The Company has a 50% interest in the profits of DonTech and also receives revenue participation income from SBC, which is tied to advertising sales. Income from DonTech was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

50% share of DonTech profits	$7,762	$7,737	$16,681	$17,158

Revenue participation income	31,252	31,320	81,417	79,334

Total income from DonTech	$39,014	$39,057	$98,098	$96,492

The table below shows summarized financial information of DonTech. Revenue participation income is not shown in the table.

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenue	$32,644	$32,660	$85,422	$83,054

Operating income	15,441	15,455	33,096	33,653

Net income	15,524	15,474	33,362	34,317

Total assets	138,667	136,962	138,667	136,962

The Company also has a joint venture, CenDon LLC (“CenDon”), with Centel Directory Company (“Centel”), a subsidiary of Sprint Corporation (“Sprint”). Income from CenDon consists of a priority distribution on the Company’s membership interest in CenDon, which is tied to advertising sales. Through June 30, 2000, the Company had a 50/50 partnership with Centel, the CenDon Partnership, formed to publish directories in Nevada, Florida, Virginia and North Carolina. For the first six months of 2000, income from CenDon consisted of the Company’s 50% share of the profits of the CenDon Partnership. Effective for directories that published after June 30, 2000, the Company and Centel entered into a series of agreements that effectively restructured the CenDon Partnership as a limited liability company – CenDon LLC. Under the modified arrangement, Centel assumed responsibility for the marketing, printing and delivery of directories and related support services such as customer support and collections and the Company continued to be the exclusive sales agent in Nevada, Florida, Virginia and North Carolina and to provide certain pre-press publishing services. For directories that published after June 30, 2000, revenue and related costs are recognized at the time of sale, rather than at the time of directory publication as had previously been the case for the CenDon Partnership. Accordingly, for the nine months ended September 30, 2000, the Company recognized a one-time income benefit of $5,422 in connection with the change in revenue and expense recognition. Income from CenDon was $5,290 and $6,521 for the quarter ended September 30, 2001 and 2000, respectively, and $14,441 and $21,548 (which includes the one time benefit of $5,422) for the nine months ended September 30, 2001 and 2000, respectively.

The Company also has an 18% interest in ChinaBig.com Limited (“ChinaBig”). Effective June 15, 2000, the Company became a passive investor in ChinaBig and accounted for this investment under the cost method. Prior to June 15, 2000, the Company accounted for this investment under the equity method and recognized its share of the losses of ChinaBig. Accordingly, the nine months ended September 30, 2000 included a loss of $1,078 related to this investment. As a cost method investor, the Company does not recognize its share of ChinaBig’s losses subsequent to June 15, 2000.

4.     Comprehensive Income
The provisions of FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) became effective for the Company on January 1, 2001. FAS 133 requires the Company to recognize the fair value of its derivative instruments on the balance sheet. The Company’s derivative instruments are limited to interest rate swaps entered into to mitigate its exposure to fluctuating interest rates on its variable rate debt. The interest rate swaps have been designated as cash flow hedges, and in accordance with FAS 133, the difference between the fair value, which represents what the Company would have to pay to terminate the swaps, and the book value of the swaps (“fair value loss”), is recorded in other comprehensive income.

At September 30, 2001, the fair value loss was $4,528. For the three months ended September 30, 2001, the fair value loss increased $2,237 from June 30, 2001. This fair value loss was recognized as other liabilities on the balance sheet with a corresponding charge to accumulated other comprehensive loss, a component of shareholders’ deficit.

Comprehensive income for the quarter and nine months ended September 30, 2001 and 2000 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income	$25,688	$23,413	$59,164	$114,948

Fair value loss	(2,237)	—	(4,528)	—

Comprehensive income	$23,451	$23,413	$54,636	$114,948

5.     Earnings Per Share
The table below provides a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding for each period presented.

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Weighted average shares outstanding – basic	29,979	31,743	30,454	32,134

Potentially dilutive shares	838	804	776	615

Weighted average shares outstanding – diluted	30,817	32,547	31,230	32,749

6.     Long-term Debt
Long-term debt consisted of the following:

	September 30,	December 31,
	2001	2000

Senior Subordinated 9.125% Notes	$150,000	$150,000

Senior Secured Term Facilities	151,750	201,750

Total	301,750	351,750

Less current portion	4,143	4,224

Net long-term debt	$297,607	$347,526

In March 2001, the Company prepaid $50,000 of Senior Secured Term Facilities, and in connection with the prepayment, recorded an extraordinary loss of $348 (net of taxes of $208) for the write-off of related deferred financing costs.

7.     Business Segments
The Company’s reportable operating segments are DonTech and Directory Advertising Services (“DAS”). The Company evaluates the performance of its operating segments and allocates resources to them primarily based on operating income contribution. Interest expense, interest income, income tax expense and non-operating income and expenses are not allocated to the operating segments.

The DonTech segment includes the Company’s 50% interest in the profits of DonTech and revenue participation income, but does not include an allocation of certain operating and general and administrative expenses incurred to support this business. Although DonTech provides advertising sales of yellow pages and other directory products similar to DAS, the partnership is considered a separate operating segment since, among other things, the partnership has its own Board of Directors and the employees of DonTech, including officers and managers, are not employees of the Company.

Within the DAS segment, the Company sells advertising for yellow pages and other directory products for affiliated entities of Sprint and performs pre-press publishing services for yellow pages directories of DonTech, Sprint and an unaffiliated third party. DAS also includes all information technology costs and an allocation of certain shared general and administrative expenses based on estimated business usage.

Get Digital Smart (“GDS”) included the results of the Company’s Internet business. The Company ceased operations of this business in December 2000 and accordingly, GDS is not reported as an operating segment in 2001.

General & Corporate (previously referred to as Other) represents expenses not allocated to the operating segments.

Selected financial results for the three and nine month periods ended September 30, 2001 and 2000 are as follows:

	DonTech			General &	Consolidated
	Partnership	DAS (1)	GDS	Corporate	Totals

Three months ended September 30, 2001

Advertising sales (2)

Calendar cycle	$129,028	$54,854	—	—	$183,882

Publication cycle	67,435	56,034	—	—	123,469

Net revenue	—	22,165	—	—	22,165

Operating income (loss)	39,014	11,790	—	$(3,488)	47,316

Depreciation and amortization	—	2,465	—	132	2,597

EBITDA (3)	39,014	14,258	—	(3,359)	49,913

Total assets	201,918	42,852	—	79,745	324,515

Three months ended September 30, 2000

Advertising sales (2)

Calendar cycle	$128,895	$62,256	—	—	$191,151

Publication cycle	64,393	55,550	—	—	119,943

Net revenue	—	22,714	$64	—	22,778

Operating income (loss)	39,057	11,741	(2,188)	$(2,969)	45,641

Depreciation and amortization	—	2,906	18	357	3,281

EBITDA (3)	39,057	14,647	(2,170)	(2,612)	48,922

Total assets	202,862	73,188	273	139,506	415,829

Nine months ended September 30, 2001

Advertising sales (2)

Calendar cycle	$337,675	$153,097	—	—	$490,772

Publication cycle	290,568	136,486	—	—	427,054

Net revenue	—	61,039	—	—	61,039

Operating income (loss)	98,099	27,326	—	$(11,237)	114,188

Depreciation and amortization	—	7,712	—	525	8,237

EBITDA (3)	98,099	35,038	—	(10,712)	122,425

Nine months ended September 30, 2000

Advertising sales (2)

Calendar cycle	$328,210	$430,620	—	—	$758,830

Publication cycle	283,443	370,392	—	—	653,835

Net revenue	—	124,239	$88	—	124,327

Operating income (loss)	96,492	45,128	(6,578)	$(11,619)	123,423

Depreciation and amortization	—	10,831	42	1,181	12,054

EBITDA (3)	96,492	55,959	(6,536)	(10,438)	135,477

(1)	For the nine months ended September 30, 2000, DAS includes the one-time operating items related to the CenDon restructuring (see Notes 2 and 3) and the following results of the Bell Atlantic and Cincinnati businesses, which were disposed of in 2000. Accordingly, no financial results for these businesses are included for the 2001 periods.

Advertising sales (2)

Calendar cycle	$277,768

Publication cycle	238,131

Net revenue	63,831

Operating income	22,105

Depreciation and amortization	2,703

EBITDA (3)	24,808

Total assets	—

(2)	Advertising sales represent the billing value of advertisements sold for an annual directory by the Company and DonTech. Calendar cycle sales represent the billing value of advertisements sold for an annual directory stated on the same basis as revenue is recognized (that is, when a sales contract is signed where the Company acts as a sales agent and when a directory was published where the Company acted as the publisher). Publication cycle sales represent sales for directories that published in the current period regardless of when the advertising for that directory was sold. These sales are compared against sales for the same directories published in the prior year period. If events occur during the current year that effect the comparability of publication sales to the prior year, such as changes in directory publication dates or other contractual changes, then prior year publication sales are adjusted to conform to the current year presentation and maintain comparability. Accordingly, for comparative purposes, DAS publication sales for the three and nine months ended September 30, 2000 have been increased by $1,997 and $3,668, respectively.

(3)	EBITDA represents earnings before interest, taxes and depreciation and amortization. EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles and should not be considered as a substitute for operating income or net income prepared in conformity with generally accepted accounting principles. In addition, EBITDA may not be comparable to similarly titled measures of other companies.

8.     Litigation
In 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against the Company and Bell Atlantic Corporation (now known as Verizon Communications, “Bell Atlantic”) in the United States District Court for the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which the Company served as Bell Atlantic’s advertising sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which resulted in damages to the Rockland Yellow Pages. In May 2001, the Court dismissed substantially all of plaintiff’s claims, including the antitrust claims; only a false advertising claim under the Lanham Act and a state law tort claim with respect to only one advertiser survived. In August 2001, the plaintiff withdrew its Lanham Act claim with prejudice and then the Court dismissed the state law tort claim without prejudice as to re-filing in state court. In August 2001, the same plaintiffs filed a complaint naming the same defendants in New York State Supreme Court, in Rockland County, alleging virtually the same state law tort claim, seeking unspecified damages. While at this stage in the proceedings management is unable to predict the outcome of this matter, it presently believes that the resolution of the action will not have a material adverse effect on the Company’s financial position or results of operations.

In 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company (as successor of Old D&B), ACNielsen Company and IMS International Inc., each former subsidiaries of D&B (“IRI Action”). The complaint alleges, among other things, various violations of the antitrust laws and seeks damages in excess of $350,000, which IRI is seeking to have trebled under the antitrust laws. IRI also seeks punitive damages of an unspecified amount. Under the definitive agreement entered into in connection with the Distribution (the “Distribution Agreement”), New D&B has assumed the defense and will indemnify the Company against any payments to be made by the Company in respect of the IRI Action, including any related legal fees and expenses. As required by the Distribution Agreement, Moody’s Corporation, which recently separated from New D&B, has agreed to be jointly and severally liable with New D&B for the indemnity obligation to the Company. Management presently believes that New D&B and Moody’s have sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all related costs and expenses. However, no assurances can be provided that all such liabilities, costs and expenses will be covered.

Certain tax planning strategies entered into by Old D&B are currently subject to review by tax authorities. Pursuant to a series of agreements, IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (both of which are former subsidiaries of D&B) are each jointly and severally liable to pay 50%, and Old D&B is liable for the remaining 50% of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Old D&B pays the first $137,000 of tax liability. As a result of the form of the Distribution, the Company is the corporate successor of, and the taxpayer referred to herein as, Old D&B. However, pursuant to the terms of the Distribution Agreement and the Tax Allocation Agreement, New D&B assumed the defense and agreed to indemnify the Company against any payments to be made by the Company in respect of any tax liability that may be assessed and any related costs and expenses. In 2000, New D&B filed an amended tax return for 1989 and 1990, which reflected $561,600 of tax and interest due and paid the IRS approximately $349,300, while IMS paid approximately $212,300. The Company understands that these payments were paid under dispute in order to stop additional interest from accruing. As required by the Distribution Agreement, Moody’s Corporation has agreed to be jointly and severally liable with New D&B for the indemnity obligation to the Company. Management presently believes that New D&B, Moody’s, IMS and NMR have sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all related costs and expenses. However, no assurances can be provided that all such liabilities, costs and expenses will be covered.

In May 2001, Image One filed a complaint against certain Sprint Corporation affiliates and the Company in the United States District Court for the Middle District of Florida. In the complaint, Image One alleges that it creates and licenses original text, graphics, images and other artwork specifically for yellow pages advertising and that the defendants engaged in copyright infringement and false designation of origin. Image One is seeking actual damages of approximately $95,000 and statutory damages in excess of $330,000. While at this preliminary stage in the proceedings management is unable to predict the outcome of this matter, management intends to vigorously defend this action, and it presently believes that the resolution of the action will not have a material adverse effect on the Company’s financial position or results of operations.

Other than the matters described above, the Company is involved in legal proceedings, claims and litigation arising in the ordinary conduct of its business. Although there can be no assurances, management presently believes that the outcome of such legal proceedings will not have a material adverse affect on the Company’s financial position, results of operations or cash flows.

9.     Subsequent Event
On October 31, 2001, the Company will prepay an additional $15,000 of Senior Secured Term Facilities. In connection with the prepayment, the Company will recognize an extraordinary loss of $93 (net of taxes of $55) for the write-off of related deferred financing costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Form 10-Q regarding R.H. Donnelley’s future operating results or performance or business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential,” “goal,” “outlook,” and similar expressions, as they relate to R.H. Donnelley or its management, have been used to identify such forward-looking statements. Regardless of any identifying phrases, these statements and all other forward-looking statements reflect only management’s current beliefs and specific assumptions with respect to future business plans, prospects, decisions and results, and are based on information currently available to R.H. Donnelley. Accordingly, the statements are subject to significant risks, uncertainties and contingencies which could cause R.H. Donnelley’s actual operating results, performance or business plans or prospects to differ from those expressed in, or implied by, these statements. Such risks, uncertainties and contingencies include, without limitation, the following: (1) loss of market share through competition; (2) uncertainties caused by the consolidation of the telecommunications industry; (3) introduction of competing products or technologies by other companies; (4) complexity and uncertainty regarding the development and/or deployment of new high technology products, and uncertainty regarding the acceptance rate of such products; (5) pricing pressures from competitors and/or customers; (6) changes in the yellow pages industries and markets; (7) further deterioration or protraction of the economic slowdown presently being experienced in the United States, especially with respect to the markets in which we operate; (8) residual economic effects of, and uncertainties regarding (i) the terrorist attacks that occurred on September 11, 2001, (ii) the general possibility or express threat of similar terrorist or other related disruptive events, and (iii) future occurrence of similar terrorist or other related disruptive events, especially with respect to the major markets in which we operate that depend so heavily upon travel and tourism; and (9) the fact that the repurchase of the Company’s common stock is subject to market conditions and compliance with legal restrictions and the Company’s debt covenants. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements.

The Company

R.H. Donnelley Corporation is a leading marketer of yellow pages advertising tailored for small and medium-sized businesses. Unless otherwise indicated, the terms “Company,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. Unless otherwise specified, all tabular amounts are presented in millions of dollars.

The Company is organized into two reportable operating segments as of January 1, 2001 – the DonTech Partnership (“DonTech”) and Directory Advertising Services (“DAS”). DonTech is a 50/50 perpetual partnership with an operating unit of SBC Communications Inc. (“SBC”), which acts as the exclusive sales agent for yellow pages directories published by Ameritech Corporation (“Ameritech”), a wholly owned subsidiary of SBC, in Illinois and northwest Indiana. In addition to our 50% interest in the profits of DonTech, we receive revenue participation income from our partner, which is tied to advertising sales. Although DonTech provides advertising sales of yellow pages and other directory products similar to DAS, the partnership is considered a separate operating segment since, among other things, the partnership has its own Board of Directors and the employees of DonTech, including its officers and managers, are not our employees.

Within our DAS segment, we sell advertising for yellow pages and other directory products for affiliated entities of Sprint Corporation (“Sprint”) and perform pre-press publishing services for yellow pages directories. We are the exclusive sales agent in Central Florida for an operating unit of Sprint and the exclusive sales agent in Nevada, Florida, Virginia and North Carolina for CenDon LLC, a joint venture with Centel Directory Company (“Centel”), a subsidiary of Sprint. We receive sales commissions on all advertising sold and receive a priority distribution on our membership interest in CenDon LLC, which is tied to advertising sales. We also provide pre-press publishing services for yellow pages directories of DonTech, Sprint and an unaffiliated third party under separately negotiated contracts. DAS also includes all information technology costs. The results for DAS for the nine months ended September 30, 2000 also include the operating results of the disposed Bell Atlantic and Cincinnati businesses, and our share of the losses in ChinaBig (see “ – Factors Affecting Comparability” below).

Through June 30, 2000, we served as the exclusive sales agent to the CenDon Partnership, a 50/50 partnership between the Company and Centel formed to publish directories in Florida, Nevada, Virginia and North Carolina. Effective for directories that published after June 30, 2000, the Company and Centel entered into a series of agreements that effectively restructured the CenDon Partnership as a limited liability company – CenDon LLC (“CenDon”). Under the modified arrangement, Centel assumed responsibility for marketing, printing and delivery of directories and related support services such as customer support and collections and we continued to be the exclusive sales agent in Nevada, Florida, Virginia and North Carolina and to provide certain pre-press publishing services. For directories that published after June  30, 2000, revenue and related costs are recognized at the time of sale, rather than at the time of directory publication as had been the case for the CenDon Partnership. Accordingly, the recognition of revenue and expenses for the CenDon operations for the first half of 2001 was accounted for differently than in the first half of 2000 (see “ – Factors Affecting Comparability” below).

We have an 18% interest in ChinaBig.com Limited (previously known as Unicom Media Limited, “ChinaBig”), which publishes yellow pages directories and offers Internet directory services in the People’s Republic of China. In connection with an equity investment by an unaffiliated third party and in order to facilitate the raising of additional capital and provide greater flexibility, on June 15, 2000, ChinaBig and each existing investor (including the Company), restructured the existing joint venture agreement of ChinaBig to, among other things, significantly reduce our influence on the daily operations of ChinaBig. As a result of the restructured agreement, we are a passive investor in ChinaBig and account for this investment under the cost method. Therefore, our share of the losses of ChinaBig is no longer recognized in the consolidated statement of operations (see “ – Factors Affecting Comparability” below).

The quarter and nine-month periods ended September 30, 2000 also include the operating results of Get Digital Smart (“GDS”), our Internet business, which was reported as a separate operating segment during 2000. GDS ceased operations in December 2000 and, accordingly, there were no financial results for the 2001 periods (see “ – Factors Affecting Comparability” below).

As a sales agent, we recognize revenue from sales commissions at the time an advertising contract is executed with a customer. This includes sales commission revenue realized from Sprint, including commission revenue for CenDon directories that published after June 30, 2000, and Bell Atlantic (through June 30, 2000). Where we were the publisher (Cincinnati and CenDon directories published before June 30, 2000), we recognized revenue when a directory was published. There was no revenue recognized in 2000 from our Cincinnati proprietary operation as the business was sold prior to the scheduled directory publication date. We recognize revenue from our pre-press publishing services on a straight-line basis throughout the year as the services are performed.

Income from partnership and joint venture includes our share of the net income of DonTech, revenue participation income from SBC, priority distribution income on our membership interest in CenDon (for periods subsequent to June 30, 2000) and our share of the net income of the CenDon Partnership (through June 30, 2000). Income from partnership and joint venture for 2000 also includes our share of the losses of ChinaBig through June 15, 2000, the date through which we accounted for this investment under the equity method of accounting.

2000 Strategic Actions

Disposition of Businesses and Related Cost Cutting Actions
On April 27, 2000, we sold our Cincinnati proprietary directory business to Yellow Book USA, Inc. for $8 million.

On June 30, 2000, we entered into an agreement (“Agreement”) with an affiliate of Bell Atlantic Corporation (“Bell Atlantic”) for the early termination of the directory services agreements between the Company and Bell Atlantic dated September 5, 1985 and May 5, 1998, as amended (the “Agency Agreements”). Pursuant to the Agency Agreements, the Company had served as exclusive sales agent for Bell Atlantic directories covering substantially all of New York State. The Agency Agreements had been scheduled to expire in 2005 and 2003, respectively. The transactions contemplated by the Agreement were also consummated on June 30, 2000.

Under the terms of the Agreement, we received cash proceeds of $114 million. We also received commissions of approximately $42 million for sales which occurred prior to the closing, but which were not yet payable under the terms of the Agency Agreements, and commissions of approximately $15 million for sales in directories that published in the pre-closing period.

In connection with the above actions, we also implemented cost-cutting measures, including headcount reductions, at our Raleigh, NC facility and corporate headquarters consistent with our new streamlined operating structure.

The Company recognized a pretax gain from the above transactions of approximately $89 million ($55 million after taxes), net of approximately $40 million of costs incurred for severance and other related costs associated with work-force reductions, asset write-offs, including internal software, and other transaction related costs, partially offset by pension related gains of $7 million.

In December 2000, we entered into an agreement pursuant to which Innuity Inc., a provider of e-commerce services to small and medium-sized businesses, assumed all of the rights and obligations under our GDS contracts. One-time costs of $2.9 million for severance and other related costs were recognized in December 2000.

CenDon Partnership Restructuring and Extension
Effective for directories that published after June 30, 2000, the Company and Centel entered into a series of agreements which effectively restructured the existing CenDon Partnership as a limited liability company and extended the existing sales agency agreement through 2010 (with the continuation of our pre-press publishing services extending through 2003). In connection with the restructuring, a one-time operating income benefit of $15.8 million was recognized during the nine-month period ended September 30, 2000. This one-time operating income benefit was comprised of net sales commission revenue of $21.0 million (based on accelerated calendar advertising sales of $95.8 million), income from CenDon of $5.4 million less related expenses of $10.6 million.

ChinaBig Investment
On June 15, 2000, ChinaBig and each existing investor (including the Company) restructured the existing joint venture agreement of ChinaBig to, among other things, significantly reduce our influence on the daily operations of ChinaBig. As a result of the restructured agreement, we are a passive investor in ChinaBig and account for this investment under the cost method. Prior to June 15, 2000, we accounted for this investment under the equity method. Therefore, subsequent to June 15, 2000, our share of the losses of ChinaBig is no longer recognized in the consolidated statement of operations.

Factors Affecting Comparability

The three months ended September 30, 2000 include the results of the GDS business and the nine months ended September 30, 2000 include the results of the Bell Atlantic, Cincinnati and GDS businesses and the one-time operating items from the restructuring of the CenDon relationship. Due to the inclusion of these amounts in the 2000 periods, we do not believe that a comparison of 2001 results to 2000 reported results would be meaningful. Accordingly, information below for the 2000 periods is presented on both a reported basis and an as adjusted basis. The “Results of Operations” discussion ignores as no longer relevant or material changes between the 2001 and 2000 periods related to the disposed operations or the effect of the one-time items. The as adjusted amounts assume these operations were disposed as of January 1, 2000 and are derived by excluding from the reported 2000 amounts the relevant amounts for the Bell Atlantic, Cincinnati and GDS operations, and the one-time operating items from the restructuring of the CenDon relationship. The as adjusted amounts are presented for comparison purposes only and do not purport to represent what our actual results would have been had the businesses been disposed as of January 1, 2000, nor do they project the financial condition or results of operations for any future period. For a discussion of the results of the disposed businesses and a more detailed discussion of the one-time operating items, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for our second quarter of 2000 and in our Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2001 and 2000

Advertising Sales

Calendar Cycle Sales
Calendar cycle sales represent the billing value of advertisements sold for an annual directory by the Company and DonTech in a given calendar year. These sales are recognized on the same basis on which revenue is recognized (that is, when a sales contract is signed where we are a sales agent or when a directory was published where we were the publisher). The selling of advertising for a specific directory is managed as a sales campaign and typically begins approximately six to eight months prior to the scheduled directory publication date. As a result, the amount of calendar sales can fluctuate from the prior year due to various factors, including changes in the commencement date of a sales campaign and the timing of sales during the sales campaign.

Reported and as adjusted calendar cycle sales by segment were as follows:

				2001 Reported vs.
	Reported		As	2000 As adjusted
			adjusted
	2001	2000	2000	$ Change	% Change

Quarter ended September 30,

DonTech	$129.0	$128.9	$128.9	$0.1	0.1%

DAS	54.9	62.3	62.3	(7.4)	(11.9)%

Total	$183.9	$191.2	$191.2	$(7.3)	(3.8)%

Nine months ended September 30,

DonTech	$337.7	$328.2	$328.2	$9.5	2.9%

DAS	153.1	430.6	152.8 (a)	0.3	0.2%

Total	$490.8	$758.8	$481.0	$9.8	2.0%

(a)	Excludes Bell Atlantic calendar sales of $182.0 million and one-time sales benefit of $95.8 million from the restructuring of the CenDon relationship.

Calendar cycle sales for the quarter and nine months ended September 30, 2001 were $183.9 million and $490.8 million, respectively, compared to calendar sales of $191.2 million for the quarter and as adjusted calendar cycle sales of $481.0 million for the nine months ended September 30, 2000. Sales for the quarter at both DonTech and DAS were adversely affected by the weakening economy and a more cautious attitude by small businesses with respect to advertising spending, particularly following the tragic events of September 11, 2001. Through September 2001, DonTech sales were higher than the prior year period, driven partially by improvements in the billing and collection processes implemented by SBC during 2001. DAS sales for the nine months, however, were flat compared to the prior year due to lower customer renewals primarily due to the weakening economy and actions taken by Sprint and the Company to tighten credit policies. Sales for the fourth quarter at both DonTech and DAS are presently expected to be weak as softening economic conditions and uncertainty regarding possible terrorist or other disruptive activities, and their potential impact on travel, tourism and business, has prompted caution among small business advertisers in some of our markets, especially Las Vegas, Orlando and Chicago. In addition, DonTech has experienced a modest increase in competition, especially in its Chicago market, which has had, to a lesser extent, an impact on sales. We expect these factors will continue to unfavorably impact sales into 2002.

Publication Cycle Sales
We believe that an additional useful measure of sales performance is publication cycle sales. Publication cycle sales represent sales for directories that published in the current period regardless of when the advertising for that directory was sold. These sales are compared against sales for the same directories published in the prior year period. If events occur during the current year that effect the comparability of publication sales to the prior year, such as changes in directory publication dates or other contractual changes, then prior year publication sales are adjusted to conform to the current year presentation and maintain comparability. Accordingly, for comparative purposes prior year DAS publication sales for the three and nine months ended September 30, 2000 have been increased by $2.0 million and $3.7 million, respectively. Fourth quarter 2000 DAS publication sales will be reduced by $2.0 million.

Reported and as adjusted publication cycle sales by segment were as follows:

				2001 Reported vs.
	Reported		As	2000 As adjusted
			Adjusted
	2001	2000	2000	$ Change	% Change

Quarter ended September 30,

DonTech	$67.4	$64.4	$64.4	$3.0	4.7%

DAS	56.1	55.5	55.5	0.6	1.1%

Total	$123.5	$119.9	$119.9	$3.6	3.0%

Nine months ended September 30,

DonTech	$290.6	$283.4	$283.4	$7.2	2.5%

DAS	136.5	370.4	132.3 (a)	4.2	3.2%

Total	$427.1	$653.8	$415.7	$11.4	2.7%

(a)	Excludes Bell Atlantic sales of $238.1 million.

Publication cycle sales for the quarter and nine months ended September 30, 2001 were $123.5 million and $427.1 million, respectively, compared to publication sales of $119.9 million for the quarter and as adjusted publication cycle sales of $415.7 million for the nine months ended September 30, 2000. Both DonTech and DAS have seen modest sales growth in 2001 compared to 2000; however, we presently expect sales for our fourth quarter publications to be lower than the prior year. As a result, we currently expect full year DonTech sales to be approximately 1% higher than 2000 and full year DAS sales to be essentially unchanged from 2000.

Net Revenue

Net revenue consists principally of sales commissions earned on the value of advertising sold (less an estimate for potential sales claims and allowances) and fees for pre-press publishing services. In 2001, net revenue is derived entirely from our DAS segment.

Reported and as adjusted net revenue was as follows:

				2001 Reported vs.
	Reported		As	2000 As adjusted
			Adjusted
	2001	2000	2000	$ Change	% Change

Quarter ended September 30,	$22.2	$22.8	$22.7 (a)	$(0.5)	(2.2)%

Nine months ended September 30,	$61.0	$124.3	$60.4 (b)	$0.6	1.0%

(a)	Excludes GDS revenue of $0.1 million.

(b)	Excludes Bell Atlantic revenue of $42.8 million, GDS revenue of $0.1 million and one-time revenue benefit from the CenDon restructuring of $21.0 million.

Net revenue was $22.2 million and $61.0 million for the quarter and nine months ended September 30, 2001, respectively, compared to as adjusted net revenue of $22.7 million and $60.4 million for the quarter and nine months ended September 30, 2000, respectively. The decrease in revenue in the third quarter 2001 compared to the prior year quarter was primarily due to the decrease in DAS sales described above. Also contributing to the decrease in the quarter was that the 2000 period included revenue from our YPTV product of $0.9 million. This product was discontinued in 2001. These decreases were partially offset by lower sales claims and allowances. Each period, we provide for potential sales claims and allowances based on historical experience. Due to improvements in the accuracy and quality of the sales contract processes, as well as certain contractual changes, an adjustment was made in the quarter to reduce the amounts previously provided for sales claims and allowances. For the nine-month period, the increase in revenue in 2001 compared to 2000 was primarily due to lower sales claims and allowances partially offset by YPTV revenue of $1.5 million in 2000.

Expenses

Reported and as adjusted expenses were as follows:

					2001 Reported vs.
	Reported		As		2000 As adjusted
			adjusted
	2001	2000	2000		$ Change	% Change

Quarter ended September 30,

Operating expenses	$11.6	$13.6	$11.4	(a)	$0.2	1.8%

G&A expenses	4.1	4.8	4.8		(0.7)	(14.6)%

Provision for bad debts	0.9	1.0	1.0		(0.1)	(10.0)%

D&A expense	2.6	3.3	3.3		(0.7)	(21.2)%

Total	$19.2	$22.7	$20.5		$(1.3)	(6.3)%

Nine months ended September 30,

Operating expenses	$35.4	$83.0	$35.9	(b)	$(0.5)	(1.4)%

G&A expenses	13.3	19.1	16.4	(c)	(3.1)	(18.9)%

Provision for bad debts	2.5	3.7	2.5	(d)	—	—

D&A expense	8.2	12.1	9.4	(e)	(1.2)	(12.8)%

Total	$59.4	$117.9	$64.2		$(4.8)	(7.5)%

(a)	Excludes GDS operating expenses of $2.2 million.

(b)	Excludes Bell Atlantic operating expenses of $30.4 million, Cincinnati operating expenses of $0.7 million, GDS operating expenses of $6.6 million and one-time operating expenses of $9.4 from the CenDon restructuring.

(c)	Excludes general and administrative expenses for Bell Atlantic of $2.4 million and Cincinnati of $0.3 million.

(d)	Excludes one-time provision of $1.2 million from the CenDon restructuring. The provision for Bell Atlantic and Cincinnati for the nine months ended September 30, 2000 was minimal.

(e)	Excludes depreciation and amortization expense for Bell Atlantic of $2.6 million and Cincinnati of $0.1 million.

Operating expenses were $11.6 million and $35.4 million for the quarter and nine months ended September 30, 2001, respectively, compared to as adjusted operating expenses of $11.4 million and $35.9 million for the quarter and nine months ended September 30, 2000, respectively. The slight increase in operating expenses for the quarter was primarily due to the timing of publishing costs partially offset by lower compensation-related costs associated with the reduction in DAS sales and the absence of YPTV production costs in 2001. For the year-to-date period, operating expenses were down slightly compared to the prior year-to-date period primarily due to lower compensation-related sales costs and the absence of YPTV production and ChinaBig investment related costs incurred in 2000.

General and administrative expenses were $4.1 million and $13.3 million for the quarter and nine months ended September 30, 2001, respectively, compared to general and administrative expenses of $4.8 million for the quarter and as adjusted general and administrative expenses of $16.4 million for the nine months ended September 30, 2000. The decrease in general and administrative expenses for the quarter and year-to-date periods was due to cost cutting actions and headcount reductions implemented in the second half of 2000.

Provision for bad debts were $0.9 million and $2.5 million for the quarter and nine months ended September 30, 2001, respectively, compared to $1.0 million for the quarter and as adjusted provision for bad debts of $2.5 million for the nine months ended September 30, 2000. The change in the provision for the quarter and nine-month periods was consistent with the change in DAS sales for these periods. Under the sales agency agreements with Sprint, our exposure to bad debts is capped at a fixed percentage of total sales.

Depreciation and amortization expense was $2.6 million and $8.2 million for the quarter and nine months ended September 30, 2001, respectively, compared to depreciation and amortization expense of $3.3 million for the quarter and as adjusted depreciation and amortization expense of $9.4 million for the nine months ended September 30, 2000. The decrease in the quarter and year-to-date periods was due to the write-off of assets associated with the strategic actions taken in 2000, as well as lower capital spending in 2001.

Income from Partnership and Joint Venture

Income from our partnership and joint venture relationships was as follows:

				2001 Reported vs.
	Reported		As	2000 As adjusted
			adjusted
	2001	2000	2000	$ Change	% Change

Quarter ended September 30,

DonTech	$39.0	$39.1	$39.1	$(0.1)	(0.3)%

CenDon	5.3	6.5	6.5	(1.2)	(18.5)%

Total	$44.3	$45.6	$45.6	$(1.3)	(2.9)%

Nine months ended September 30,

DonTech	$98.1	$96.5	$96.5	$1.6	1.7%

CenDon	14.4	21.5	16.1 (a)	(1.7)	(10.6)%

ChinaBig	—	(1.0)	(1.0)	1.0	n/m

Total	$112.5	$117.0	$111.6	$0.9	0.8%

(a)	Excludes one-time income benefit of $5.4 million from the CenDon restructuring.

Income was $44.3 million and $112.5 million for the quarter and nine months ended September 30, 2001, respectively, compared to income of $45.6 million for the quarter and as adjusted income of $111.6 million for the nine months ended September 30, 2000. Income from DonTech for the third quarter compared to last year’s third quarter was consistent with calendar cycle sales for the same period, which is a key driver of income from DonTech. Sales for the fourth quarter are expected to be lower than last year’s fourth quarter resulting in flat to a slight decrease in income from DonTech for the fourth quarter compared to last year’s fourth quarter. For the full year, we presently expect income growth at DonTech of approximately 1% over the prior year amount.

Income from CenDon for the 2001 periods was lower than the amounts for the corresponding 2000 periods, primarily due to the above-described weakness in sales and a contractual reduction in the rate used to calculate our priority distribution.

We did not recognize any losses from ChinaBig in the 2001 periods due to the previously discussed restructuring of this entity in 2000 and the corresponding change from equity method accounting to cost method accounting.

Operating Income

Operating income for DonTech includes the income from DonTech, but does not include an allocation of certain operating and general and administrative expenses incurred to support this business. Operating income for DAS includes revenue and direct expenses incurred by each DAS business unit plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage. DAS operating income also includes the income from CenDon (for periods subsequent to June 30, 2000) and the CenDon Partnership (for periods prior to June 30, 2000). General & Corporate represents overhead costs that are not allocated to the business segments.

Reported and as adjusted operating income by segment was as follows:

					2001 Reported vs.
	Reported		As		2000 As adjusted
			adjusted
	2001	2000	2000		$ Change	% Change

Quarter ended September 30,

DonTech	$39.0	$39.1	$39.1		$(0.1)	(0.3)%

DAS	11.8	11.7	11.7		0.1	0.9%

GDS	—	(2.2)	—	(a)	—	—

General & Corporate	(3.5)	(3.0)	(3.0)		(0.5)	(16.7)%

Total	$47.3	$45.6	$47.8		$(0.5)	(1.0)%

Nine months ended September 30,

DonTech	$98.1	$96.5	$96.5		$1.6	1.7%

DAS	27.3	45.1	23.0	(b)	4.3	18.7%

GDS	—	(6.6)	—	(a)	—	—

General & Corporate	(11.2)	(11.6)	(11.6)		0.4	3.4%

Total	$114.2	$123.4	$107.9		$6.3	5.8%

(a)	Excludes the operating loss for GDS.

(b)	Excludes operating income from Bell Atlantic of $7.3 million, operating loss for Cincinnati of $1.0 million and a one-time operating income benefit of $15.8 million from the CenDon restructuring.

Reported operating income was $47.3 million and $114.2 million for the quarter and nine months ended September 30, 2001, respectively, compared to as adjusted operating income of $47.8 million and $107.9 million for the quarter and nine months ended September 30, 2000, respectively. See “– Income from Partnership and Joint Venture” above for an explanation of the change in DonTech operating income for the quarter and nine-month periods. DAS operating income for the quarter was flat compared to the prior year quarter as sales weakness in the Sprint markets was offset by lower information technology costs. The year-to-date increase in DAS operating income was primarily the result of lower information technology costs due to increased efficiencies and cost controls and the absence of costs and equity losses associated with ChinaBig due to the change to cost basis accounting in June 2000. General & Corporate costs were higher in the third quarter 2001 compared to the third quarter 2000 due to the timing of expenses, but were lower for the nine month period due to continued cost controls.

Interest and Taxes

Net interest expense was $6.2 million and $19.0 million for the quarter and nine months ended September 30, 2001, respectively, compared to $6.4 million and $24.8 million for the quarter and nine months ended September 30, 2000, respectively. The decrease in 2001 is primarily due to the prepayment of debt in the third quarter of 2000 and the first quarter of 2001 and lower interest rates in 2001.

The effective tax rate for the quarter and nine months ended September 30, 2001 was 37.5% compared to 38.5% for the quarter and nine months ended September 30, 2000. The decrease in the effective rate is due to various previously disclosed actions taken during 2000.

Extraordinary Loss

In the third quarter of 2000 and first quarter of 2001, we prepaid a total of $140,000 of Senior Secured Term Facilities. In connection with these prepayments, we recorded an extraordinary loss for the write-off of related deferred financing costs of $704 (net of taxes of $440) in 2000 and $348 (net of taxes of $208) in 2001. The extraordinary losses reduced diluted earnings per share by $0.02 for the nine months ended September 30, 2001 and for the three and nine months ended September 30, 2000.

Net Income and Earnings Per Share

Net income for the third quarter 2001 was $25.7 million, or $0.83 per diluted share compared to net income of $23.4 million, or $0.72 per diluted share for the third quarter 2000. Net income for the nine months ended September 30, 2001 was $59.2 million, or $1.89 per diluted share compared to net income of $114.9 million, or $3.51 per diluted share for the nine months ended September 30, 2000. However, net income for the nine months ended September 30, 2000 includes the gain from the disposition of the Bell Atlantic and Cincinnati operations ($55.0 million after-tax) and the one-time benefit from the restructuring of the CenDon relationship ($9.7 million after-tax). Excluding these amounts, net income for the nine months ended September 30, 2000 was $50.2 million, or $1.53 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had cash on hand of $18.0 million and borrowing capacity of $100 million under our $100 million Senior Revolving Credit Facility (the “Revolver”).

Net cash provided by operations was $68.4 million for the first nine months of 2001 compared to $97.7 million for the comparable 2000 period. The decrease was driven primarily by lower accounts receivable collections and lower cash received from our partnership and joint venture partially offset by a decrease in accounts payable and accrued liability payments. Accounts receivable collections during 2000 included $57 million for Bell Atlantic directories that published during the period as well as payment for commissions on advertising sales made prior to the sale of the Bell Atlantic operation for directories that had not yet published. Also affecting the cash flow from accounts receivable is the change in timing of receivable recognition and receipt of commission payments resulting from the restructuring of the CenDon relationship. Under the modified CenDon arrangement, commissions are recognized at the time of sale and payment is received in the month of directory publication whereas, under the prior arrangement, commissions were recognized in the month of directory publication and payment was received in the month following publication. The decrease in cash received from our partnership and joint venture was mainly due to timing and the decrease in accrued liability payments was primarily due to higher income tax payments in 2000 due to the sale of the Bell Atlantic and Cincinnati businesses. We believe that cash from operations and available debt capacity under the Revolver will be sufficient to fund our operations and meet our anticipated investment, capital expenditures and debt service requirements for the foreseeable future.

Net cash used in investing activities during the 2001 was $4.8 million compared to net cash provided by investing activities of $111.8 million during 2000, which included proceeds of $122.0 million from the sale of our Bell Atlantic and Cincinnati operations. Through September 2001, we spent $3.2 million for fixed assets and computer software. This was $3.1 million lower than the previous year period due to lower capital expenditure requirements as a result of the strategic actions taken in 2000. During 2001, we made additional investments in ChinaBig of $1.6 million, which represented our final required payment for this investment. We currently have no material commitments for investment spending or capital expenditures.

Net cash used in financing activities was $101.1 million during 2001 compared to $120.7 million during 2000. Cash used in financing activities consists of debt repayment, repurchases of our common stock and proceeds received from the exercise of employee stock options. Through September 2001 and 2000, respectively, we repaid debt of $50.0 million and $93.0 million, repurchased $58.2 million and $33.0 million of our common stock and received $7.1 million and $5.3 million from the exercise of employee stock options. At September 30, 2001, we had available authorization to repurchase an additional $28.2 million of common stock under our $100 million open market share repurchase plan through April 2002, and to repurchase 1.9 million shares under the systematic share repurchase plan to offset the dilutive impact on earnings of the exercise of employee stock options.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk
We are exposed to interest rate risk on our variable rate debt. There is inherent rollover risk as borrowings mature and are renewed at current market rates. At September 30, 2001, we had outstanding variable rate debt of $151.8 million. In order to manage our exposure to fluctuations in interest rates, and mitigate this rollover risk, we have entered into interest rate swap agreements, which allow us to raise funds at floating rates and effectively swap them into fixed rates. At September 30, 2001 there was $125 million outstanding notional amount of interest rate swaps. Since over 80% of our variable rate debt was swapped to fixed rates, management believes that our interest rate risk at September 30, 2001 was minimal. On June 18, 2001, an interest rate swap agreement with a notional value of $50 million expired, and due to the reduced level of indebtedness, the interest rate swap agreement was not replaced. A swap with a notional value of $50 million is scheduled to expire June 18, 2002; however, we have not determined whether we will replace the swap at this time. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. We do not use derivative financial instruments for trading or speculative purposes.

The difference between the fair value of the swaps, which represents what we would have to pay to terminate the swaps, and the book value of the swaps reflected a loss of $4.5 million at September 30, 2001. In accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which became effective for the Company on January 1, 2001, this fair value loss was recognized on the balance sheet in other liabilities with a corresponding charge to accumulated other comprehensive loss, a component of shareholders’ deficit.

Credit Risk
We maintain significant receivable balances with operating units of SBC and Sprint. The ultimate remittance of these receivables is subject to adjustment, up to specified maximums under contractual provisions, based on collections by these companies from the individual advertisers. We do not currently foresee a credit risk associated with these receivables. We establish a sales allowance and an allowance for doubtful accounts based on the expected collectibility of receivables from advertisers principally based upon historical trends and contractual provisions.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The requirements of this Item are discussed in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations “– Quantitative and Qualitative Disclosure About Market Risk.”

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the discussion of legal proceedings under Item 3 of Part I in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (“10-K”). Except as described in Footnote 8 to the Consolidated Financial Statements set forth in Item 1 of this Form 10-Q, there has been no material change in the information with respect to legal proceedings from that set forth in the 10-K.

The Company is also involved in certain legal proceedings incidental to the normal conduct of its business. Although there can be no assurances, management believes that the outcome of such legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Document

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)

3.3	Certificate of Incorporation of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

3.4	By-laws of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.1	Indenture dated as of June 5, 1998 between R.H. Donnelley Inc., as Issuer, the Company, as Guarantor, and the Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.2	Form of the 9 1/8% Senior Subordinated Notes due 2008 (included in Exhibit 4.1)

4.3	Company Guarantee (included in Exhibit 4.1)

4.4	Rights Agreement, dated as of October 27, 1998 between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Registration No. 001-07155)

4.5	Amendment No. 1 to Rights Agreement dated as of February 26, 2001 by and among R.H. Donnelley Corporation, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

Exhibit No.	Document

10.1	Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

10.2	Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

10.3	Form of Employee Benefits Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.4 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

10.4	Form of Intellectual Property Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.5 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

10.5	Form of Amended and Restated Transition Services Agreement between the Company (f/k/a The Dun & Bradstreet Corporation), The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner Group, Inc. (incorporated by reference to Exhibit 99.9 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

10.6	Credit Agreement among the Company, R.H. Donnelley Inc., The Chase Manhattan Bank, as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

10.7	First Amendment to Credit Agreement, dated as of March 4, 1999, among the Company, R.H. Donnelley Inc., The Chase Manhattan Bank, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)

10.8	DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.9	Revenue Participation Agreement, dated as of August 19, 1997, by and between APIL Partners Partnership and R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

Exhibit No.	Document

10.10	Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.11	Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.12	Second Amended and Restated Partnership Agreement, effective as of August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.13^	Key Employees’ Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.14^	1991 Key Employees’ Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000, Commission File No. 001-07155)

10.15^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 001-07155)

10.16^	Annual Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.17^	Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.18^	Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

10.19^	Employment Agreement dated as of September 28, 1998 between the Company and Frank R. Noonan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 001-07155)

10.20^	Employment Agreement dated as of September 28, 1998 between the Company and Philip C. Danford (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 001-07155)

10.21^	Amendment No. 1 to Employment Agreement dated as of July 27, 2000 between the Company and Phillip C. Danford (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

Exhibit No.	Document

10.22^	Amendment No. 2 to Employment Agreement dated as of February 27, 2001 between the Company and Phillip C. Danford (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.23^	Employment Agreement dated as of September 28, 1998 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 001-07155)

10.24^	Amendment No. 1 to Employment Agreement dated as of July 27, 2000 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.25^	Amendment No. 2 to Employment Agreement dated as of February 27, 2001 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.26^	Employment Agreement dated as of September 28, 1998 between the Company and Judith A. Norton (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 001-07155)

10.27^	Amendment No. 1 to Employment Agreement dated as of July 27, 2000 between the Company and Judith A. Norton (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.28^	Amendment No. 2 to the Employment Agreement dated as of February 27, 2001 between the Company and Judith A. Norton (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.29^	Separation Agreement and Release dated as of March 15, 2001 between the Company and Judith A. Norton (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.30^	Employment Agreement dated as of March 23, 2000 between Get Digital Smart.com, Inc. and Thomas A. Daniel (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.31^	Separation Agreement and Release dated as of February 28, 2001 between Get Digital Smart.com and Thomas A. Daniel (incorporated by reference to Exhibit 10.31 to the Annual Report on From 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.32^	Employment Agreement dated as of September 28, 1998 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.33^	Amendment No. 1 to Employment Agreement dated as of July 27, 2000 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.34^	Amendment No. 2 to Employment Agreement dated as of February 27, 2001 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.35^	Employment Agreement dated as of September 26, 2000 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

Exhibit No.	Document

10.36^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.37^	Employment Agreement dated as of January 1, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.38^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.39^	2001 Partner Share Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 30, 2001, Registration No. 333-59790)

10.40^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q for the three months ended March 31, 2001, Commission File No. 001-07155)

10.41^	Form of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.02 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.42^	Form of Annual Incentive Program Award (incorporated by reference to Exhibit 99.03 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.43^	Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

^ Management contract or compensatory plan

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION

Date: October 30, 2001	By:	/s/ Philip C. Danford Philip C. Danford Senior Vice President and Chief Financial Officer

Date: October 30, 2001	By:	/s/ William C. Drexler William C. Drexler Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY INC.

Date: October 30, 2001	By:	/s/ Philip C. Danford Philip C. Danford Senior Vice President and Chief Financial Officer

Date: October 30, 2001	By:	/s/ William C. Drexler William C. Drexler Vice President and Controller