Form 10-Q
period 2002-03-31
DONNELLEY R H INC; R H DONNELLEY CORP
filed 2002-05-10
CIK 1065310, 30419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------    --------------------------
                        Commission file number 001-07155

                           R.H. DONNELLEY CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                    13-2740040
     (State of Incorporation)               (I.R.S. Employer Identification No.)

  One Manhattanville Road, Purchase N.Y.                 10577
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Title of Class                         Shares Outstanding at May 1, 2002
Common Stock, par value $1 per share                     29,717,407

                        Commission file number 333-59287
                              R.H. DONNELLEY INC. *
             (Exact name of registrant as specified in its charter)

              Delaware                                   36-2467635
       (State of Incorporation)             (I.R.S. Employer Identification No.)

 One Manhattanville Road, Purchase N.Y.                    10577
 (Address of principal executive offices)                (Zip Code)

Registrants' telephone number, including area code       (914) 933-6400

* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. meets the conditions set forth in General Instructions H 1(a) and (b) of Form 10-Q and is therefore filing this report with respect to R.H. Donnelley Inc. with the reduced disclosure format. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes. As of May 1, 2002, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

                           R.H. DONNELLEY CORPORATION

                               INDEX TO FORM 10-Q

                                                                                                     PAGE
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

                      Consolidated Statements of Operations for the three months ended March 31,
                      2002 and 2001...............................................................     3

                      Consolidated Balance Sheets at March 31, 2002 and December 31, 2001.........     4

                      Consolidated Statements of Cash Flows for the three months ended March 31,
                      2002 and 2001...............................................................     5

                      Notes to Consolidated Financial Statements..................................     6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations..........................................................................    11

Item 3.       Quantitative and Qualitative Disclosure About Market Risk...........................    18

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...................................................................    19

Item 4.       Submission of Matters to a Vote of Security Holders.................................    19

Item 6.       Exhibits and Reports on Form 8-K....................................................    20


SIGNATURES........................................................................................    25

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     --------------------
(amounts in thousands, except per share data)                          2002        2001
---------------------------------------------                        --------    --------
Net revenue ......................................................   $ 18,390    $ 18,839

Expenses
   Operating expenses ............................................     11,228      11,169
   General and administrative expenses ...........................      5,045       4,148
   Depreciation and amortization .................................      1,608       2,885
                                                                     --------------------
     Total expenses ..............................................     17,881      18,202

Partnership and joint venture income .............................     27,148      27,024
                                                                     --------------------
     Operating income ............................................     27,657      27,661

Interest income ..................................................        110       1,276
Interest expense .................................................     (6,047)     (7,802)
                                                                     --------------------
     Income before income taxes and extraordinary loss ...........     21,720      21,135

Provision for income taxes .......................................      8,362       7,926
                                                                     --------------------
     Income before extraordinary loss ............................     13,358      13,209

Extraordinary loss (net of taxes of $109 in 2002 and $208 in 2001)        176         348
                                                                     --------------------
     Net income ..................................................   $ 13,182    $ 12,861
                                                                     ====================
Earnings per share before extraordinary loss
     Basic .......................................................   $   0.45    $   0.43
                                                                     ====================
     Diluted .....................................................   $   0.44    $   0.42
                                                                     ====================

Earnings per share after extraordinary loss
     Basic .......................................................   $   0.45    $   0.42
                                                                     ====================
     Diluted .....................................................   $   0.44    $   0.41
                                                                     ====================

Shares used in computing earnings per share
     Basic .......................................................     29,453      30,874
                                                                     ====================
     Diluted .....................................................     30,173      31,741
                                                                     ====================

COMPREHENSIVE INCOME:

Net income .......................................................   $ 13,182    $ 12,861
Unrealized loss on interest rate swaps, net of tax benefit .......     (1,022)     (1,527)
                                                                     --------------------
Comprehensive income .............................................   $ 12,160    $ 11,334
                                                                     ====================

 The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                         MARCH 31,   December 31,
                                                                                           2002          2001
                                                                                         ---------   ------------
(in thousands, except share and per share data)

                                          ASSETS

CURRENT ASSETS

  Cash and cash equivalents ..........................................................   $  11,486    $  14,721
  Accounts receivable
    Trade ............................................................................      26,882       29,240
    Other ............................................................................       3,535        4,121
    Allowance for doubtful accounts ..................................................      (5,002)      (4,189)
                                                                                         ----------------------
       Total accounts receivable .....................................................      25,415       29,172
  Other current assets ...............................................................       2,339        2,275
                                                                                         ----------------------
       Total current assets ..........................................................      39,240       46,168

  Fixed assets and computer software - net ...........................................      13,699       14,514
  Partnership and joint venture investments ..........................................     198,911      208,989
  Prepaid pension ....................................................................      21,356       20,956
  Other non-current assets ...........................................................       8,056        7,504
                                                                                         ----------------------
       Total Assets ..................................................................   $ 281,262    $ 298,131
                                                                                         ======================
                           LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

  Accounts payable and accrued liabilities ...........................................   $  24,523    $  22,368
  Restructuring and other related liabilities ........................................      12,438       16,357
  Accrued interest payable ...........................................................       6,361        5,163
  Current portion of long-term debt ..................................................       1,911        2,846
                                                                                         ----------------------
       Total current liabilities .....................................................      45,233       46,734

  Long-term debt .....................................................................     249,839      283,904
  Long-term restructuring liability ..................................................       4,934        4,934
  Deferred income taxes - net ........................................................      53,959       52,632
  Postretirement and postemployment benefits .........................................       8,646        7,431
  Other non-current liabilities ......................................................      13,098       13,809

Commitments and contingencies

SHAREHOLDERS' DEFICIT

  Preferred stock, par value $1 per share, authorized --
    10,000,000 shares; outstanding - none ............................................          --           --
  Common stock, par value $1 per share, authorized --
    400,000,000 shares; issued - 51,621,894 shares for 2002 and 2001, respectively ...      51,622       51,622
  Additional paid-in capital .........................................................      35,368       32,043
  Unamortized restricted stock .......................................................        (284)        (336)
  Retained deficit ...................................................................     (15,687)     (28,870)
  Treasury stock, at cost, 22,080,864 shares for 2002 and 22,231,910 shares for 2001 .    (163,804)    (163,442)
  Accumulated other comprehensive loss ...............................................      (1,662)      (2,330)
                                                                                         ----------------------
       Total shareholders' deficit ...................................................     (94,447)    (111,313)
                                                                                         ----------------------
       Total Liabilities and Shareholders' Deficit ...................................   $ 281,262    $ 298,131
                                                                                         ======================

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             --------------------
(amounts in thousands)                                                         2002        2001
----------------------                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................................   $ 13,182    $ 12,861
Reconciliation of net income to net cash provided by operating activities:
     Extraordinary loss, net of tax ......................................        176         348
     Depreciation and amortization .......................................      1,608       2,885
     Deferred income tax .................................................      1,327          --
     Provision for doubtful accounts .....................................        529         617
     Other noncash charges ...............................................        332         328

     Cash in excess of partnership and joint venture income ..............     10,078      11,960
     Decrease in accounts receivable .....................................      1,077       2,896
     Increase in other assets ............................................     (1,513)       (873)
     Increase (decrease) in accounts payable and accrued liabilities .....      3,868      (3,670)
     Increase in other non-current liabilities ...........................      1,170       1,757
                                                                             --------------------
            Net cash provided by operating activities ....................     31,834      29,109

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets and computer software ..........................       (791)     (1,034)
Investment in ChinaBig.com Limited .......................................         --      (1,550)
                                                                             --------------------
            Cash used in investing activities ............................       (791)     (2,584)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt ........................................................    (35,000)    (50,000)
Purchase of treasury stock ...............................................         --     (13,349)
Proceeds from employee stock option exercises ............................        722       1,305
                                                                             --------------------
            Net cash used in financing activities ........................    (34,278)    (62,044)

Decrease in cash and cash equivalents ....................................     (3,235)    (35,519)
Cash and cash equivalents, beginning of year .............................     14,721      55,437
                                                                             --------------------
Cash and cash equivalents, end of period .................................   $ 11,486    $ 19,918
                                                                             ====================
SUPPLEMENTAL INFORMATION:
Cash used to pay:
   Interest ..............................................................   $  4,398    $  6,190
                                                                             ====================
   Income taxes ..........................................................   $     --    $     --
                                                                             ====================

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except per share data)

1.   BASIS OF PRESENTATION

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The DonTech Partnership ("DonTech") is not consolidated with our financial statements. DonTech is accounted for under the equity method whereby the Company recognizes its 50% share of the net profits of DonTech in the consolidated statements of operations as partnership and joint venture income.

Revenue Recognition. We earn revenue in the form of commissions from the sale of advertising and fees from our pre-press publishing services. As a sales agent for Sprint, we recognize sales commission revenue at the time an advertising contract is executed with a customer. Sales commission revenue is recorded net of potential claims and allowances, which are estimated based on historical experience. Revenue from pre-press publishing operations is recognized as services are performed.

Partnership and Joint Venture Income. Partnership and joint venture income includes our 50% share of the net profits of DonTech (accounted for under the equity method), revenue participation income from SBC Communications Inc. ("SBC") and the priority distribution on our membership interest in CenDon LLC ("CenDon"), a joint venture with Centel Directory Company ("Centel"), a subsidiary of Sprint Corporation ("Sprint"). Revenue participation income and the priority distribution are tied to advertising sales and recognized when a sales contract is executed with a customer.

Partnership and Joint Venture Investments. The carrying value of the DonTech investment, the revenue participation receivable and the priority distribution receivable are reflected as partnership and joint venture investments on the consolidated balance sheets. We also have an 18% interest in ChinaBig.com ("ChinaBig"), which publishes yellow pages directories and offers Internet directory services in the People's Republic of China. The book value of this investment, currently $2 million, is reflected as other non-current assets on the consolidated balance sheets. We evaluate the carrying value of our investment in DonTech and ChinaBig for impairment when events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. If impairment is deemed to have occurred, and such impairment is deemed to be permanent, the carrying value of the investment is written-down to its estimated fair value. Such estimate of fair value would be determined based on independent third party valuations or by discounting estimated future cash flows. The revenue participation receivable and the priority distribution receivable are recorded net of sales claims and allowances and bad debts, estimated based on historical experience. The ultimate amount remitted to us is based on collections by SBC and Sprint from the individual advertisers and is subject to adjustment up to specified maximums under contractual provisions. These receivable amounts are written down to the amount expected to be collected whenever events or circumstances indicate we may not recover the carrying amount of the receivable.

Trade Receivables. Trade receivables represent sales commissions earned from the sale of advertising and fees earned for pre-press publishing services. An allowance for doubtful accounts is recognized based upon historical experience and contractual provisions. Receivables for sales commissions are collected from the publisher typically in the same month that the directory is published. Receivables for pre-press publishing services are collected in accordance with the terms of the applicable agreement, generally a pro rata amount each month based on forecasted volumes for the year with a year-end reconciliation based on actual volumes.

Concentration of Credit Risk. We maintain significant receivable balances with SBC and Sprint for revenue participation, priority distribution and sales commissions. We do not currently foresee a material credit risk associated with these receivables, although there can be no assurance that full payment will be received on a timely basis.

Income Taxes. Our effective tax rate and the tax bases of our assets and liabilities reflect our best estimate of the ultimate outcome of present and future tax audits. A valuation allowance is established where expected future taxable income does not support the full realization of deferred tax assets.

3.   PARTNERSHIP AND JOINT VENTURE INVESTMENTS

DonTech is our 50/50 perpetual partnership with an operating unit of SBC, which acts as the exclusive sales agent for yellow pages directories published by SBC in Illinois and northwest Indiana. Income from DonTech consists of revenue participation income received directly from SBC and our 50% interest in the net profits of DonTech. Income from DonTech for the three months ended March 31, 2002 and 2001 consisted of the following:

                                          Three months ended
                                               March 31,
                                          -----------------
                                            2002      2001
                                          -------   -------
Revenue participation income ..........   $19,418   $20,173
50% share of DonTech net profits ......     2,487     1,826
                                          -----------------
Total DonTech income ..................   $21,905   $21,999
                                          =================

Summarized combined financial information of DonTech is shown in the table below.

                                   Three months ended
                                        March 31,
                                  -------------------
                                    2002       2001
                                  --------   --------
Net revenue ..................    $ 20,639   $ 21,105
Operating income .............       5,129      3,562
Net income ...................       4,975      3,653
Total assets .................     122,781    128,821

We are the sales agent for CenDon, our joint venture with Centel. Income from CenDon, which consists of a priority distribution on our membership interest in CenDon, was $5,243 and $5,025 for the quarter ended March 31, 2002 and 2001, respectively. The sales agency agreement with CenDon expires in 2010.

4.   LONG-TERM DEBT

Long-term debt at March 31, 2002 consisted of $101,750 outstanding under the Senior Secured Term Facilities ("Term Facilities") and $150,000 Senior Subordinated 91/8% Notes. We also have a Senior Revolving Credit Facility (the "Revolver"), which allows us to borrow up to $100,000. There are no outstanding borrowings under the Revolver as of March 31, 2002. During the quarter, we prepaid $35,000 of Term Facilities. In connection with the prepayment, we recorded an after-tax extraordinary loss of $176 relating to the write-off of related deferred financing costs.

5.   RESTRUCTURING RESERVE

In 2001 we recorded a restructuring reserve of $18,556 in connection with executive management employment transition arrangements and the expiration of a pre-press publishing contract, the latter of which will result in the elimination of approximately 100 positions later in 2002. In addition, the restructuring reserve included costs associated with the planned consolidation or relocation of real estate facilities during 2002. Activity in the restructuring reserve through March 31, 2002 was as follows:

                                      Executive                                Asset
                                      Management     Other      Facilities   Write-offs
                                      Transition   Severance     Related     and Other      Total
2001 Restructuring Charge .......      $ 9,937      $ 3,252      $ 4,380      $   987      $18,556
Reclass of related liabilities ..        2,735                                               2,735
                                       -----------------------------------------------------------
Balance at January 1, 2002 ......       12,672        3,252        4,380          987       21,291

2002 ACTIVITY
Payments ........................        3,840           --           24           55        3,919
                                       -----------------------------------------------------------
Balance at March 31, 2002 .......      $ 8,832      $ 3,252      $ 4,356      $   932      $17,372
                                       ===========================================================
Short-term ......................      $ 8,771      $   885      $ 1,850      $   932      $12,438
Long-term .......................           61        2,367        2,506           --        4,934
                                       -----------------------------------------------------------
Total ...........................      $ 8,832      $ 3,252      $ 4,356      $   932      $17,372
                                       ===========================================================

6.   EARNINGS PER SHARE

The computation of basic and diluted earnings per share before extraordinary loss and from net income for the quarter ended March 31, 2002 and 2001 was as follows:

                                                            2002             2001
Income before extraordinary loss ..................      $   13,358       $   13,209
Extraordinary loss, net of taxes ..................            (176)            (348)
                                                         ---------------------------
Net income ........................................      $   13,182       $   12,861
                                                         ===========================
Weighted average shares of common stock outstanding
   Basic ..........................................          29,453           30,874
   Dilutive effect of stock options ...............             720              867
                                                         ---------------------------
   Diluted ........................................          30,173           31,741
                                                         ===========================
Earnings per share
   Basic
      Income before extraordinary loss ............      $     0.45       $     0.43
      Extraordinary loss, net of taxes ............           (0.00)           (0.01)
                                                         ---------------------------
      Net income ..................................      $     0.45       $     0.42
                                                         ===========================
   Diluted
      Income before extraordinary loss ............      $     0.44       $     0.42
      Extraordinary loss, net of taxes ............           (0.00)           (0.01)
                                                         ---------------------------
      Net income ..................................      $     0.44       $     0.41
                                                         ===========================

7.   BUSINESS SEGMENTS

Our reportable operating segments are DonTech and Directory Advertising Services ("DAS"). We evaluate the performance of DonTech and DAS based on operating income contribution. The DonTech segment includes revenue participation income and our 50% interest in the net profits of DonTech (see
Note 3), but does not include an allocation of certain expenses incurred to support this business. Our DAS segment includes our sales agency and joint venture operations with affiliates of Sprint, our pre-press publishing services operation and our information technology function. Operating income for DAS includes the operating results of each of the aforementioned business units, less an allocation of certain shared expenses based on estimated business usage. General & Corporate represents overhead and administrative costs not allocated to the DAS business units. Interest expense, interest income, income tax expense and other non-operating items are not allocated to the operating segments. Segment information for the three-month periods ended March 31, 2002 and 2001 is as follows:

                                                      Directory
                                        DonTech      Advertising     General &      Consolidated
                                      Partnership     Services       Corporate         Totals
THREE MONTHS ENDED MARCH 31, 2002

Advertising  sales (1)
  Publication cycle .............      $  94,074      $  47,368                      $ 141,442
  Calendar cycle ................         81,802         42,677                        124,479
Net revenue .....................                        18,390                         18,390
Operating income (loss) .........         21,905          9,775      $  (4,023)         27,657
Depreciation and amortization ...                         1,531             77           1,608
EBITDA (2) ......................         21,905         11,306         (3,946)         29,265
Total assets ....................        182,871         36,922         61,469         281,262

THREE MONTHS ENDED MARCH 31, 2001

Advertising  sales (1)
  Publication cycle .............      $ 105,275      $  51,597             --       $ 156,872
  Calendar cycle ................         83,398         44,936             --         128,334
Net revenue .....................             --         18,839             --          18,839
Operating income (loss) .........         21,999          9,465      $  (3,803)         27,661
Depreciation and amortization ...             --          2,655            230           2,885
EBITDA (2) ......................         21,999         12,120         (3,573)         30,546
Total assets ....................        188,529         39,927         83,663         312,119

(1) Advertising sales represent the billing value of advertisements sold for an annual directory by DonTech and us. Calendar sales represent the billing value of advertisements sold for an annual directory and are reported when a sales contract is executed with a customer. Publication sales represent sales for directories that published in the current period regardless of when the advertising for that directory was sold. We compare publication sales for the period against publication sales for the same directories published in the prior year period. If the current year publication schedule is not consistent with the prior year publication schedule, we adjust the prior year publication schedule to conform to the current year publication schedule. Accordingly, as a result of a change in the publication date of a DonTech directory, DonTech sales for the first quarter 2001 have been decreased by $28,349 to conform to the 2002 publication schedule.

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

8.   LITIGATION

Rockland Yellow Pages. In 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages (as "plaintiffs") initiated a lawsuit against the Company and Bell Atlantic Corporation (as "defendants") in the United States District Court for the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which we served as Bell Atlantic's advertising sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which resulted in damages to the Rockland Yellow Pages. In May 2001, the District Court dismissed substantially all of plaintiffs' claims, and in August 2001, the remaining claims were either withdrawn by the plaintiffs or dismissed by the District Court. The plaintiffs then filed a complaint against the same defendants in New York State Supreme Court, in Rockland County, alleging virtually the same state law tort claim previously dismissed by the District Court and seeking unspecified damages. In October 2001, defendants filed a motion to dismiss this complaint. On May 1, 2002, the Court granted defendants' motion to dismiss the complaint. Plaintiffs have 30 days to appeal this dismissal. Accordingly, we presently do not believe that the final outcome will have a material adverse effect on our results of operations or financial condition.

Information Resources. In 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming us, ACNielsen Company and IMS International Inc., all former subsidiaries of The Dun & Bradstreet Corporation ("D&B"), as defendants (the "IRI Action"). IRI alleges, among other things, various violations of the antitrust laws. They are seeking damages in excess of $350,000, which can be tripled under antitrust laws. IRI is also seeking punitive damages of an unspecified amount. Under the definitive agreement entered into in connection with our separation from D&B in 1998 (the "Distribution Agreement"), D&B assumed the defense and agreed to indemnify us against any payments that we may be required to make, including related legal fees. As required by the Distribution Agreement, Moody's Corporation, which subsequently separated from D&B, agreed to be jointly and severally liable with D&B for the indemnity obligation to us. At this stage in the proceedings, we are unable to predict the outcome of this matter. While no assurances can be provided, we currently believe that D&B and Moody's have sufficient financial resources and borrowing capacity to reimburse us for any payments we make and related costs we incur.

Tax Matters. Certain tax planning strategies entered into by D&B are currently subject to review by tax authorities. As a result of the form of our separation from D&B, we are the corporate successor of, and technically the taxpayer referred to as D&B. However, under the terms of the Distribution Agreement and the Tax Allocation Agreement with D&B, D&B agreed to assume the defense and to indemnify us for any tax liability that may be assessed and any related costs and expenses we incur. Also, as required by the Distribution Agreement, Moody's Corporation is jointly and severally liable with D&B for the indemnity obligation to us. Under the terms of a series of agreements between D&B, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR") (both former subsidiaries of D&B), D&B is required to pay the first $137,000 of any tax liability and accrued interest assessed by the tax authorities. Any amount in excess of $137,000 will be paid 50% by IMS and NMR jointly and severally and 50% by D&B. In 2000, D&B filed an amended tax return for 1989 and 1990 reflecting $561,600 of tax and interest due and paid the IRS $349,300 while IMS (on behalf of itself and NMR) paid approximately $212,300. We understand that this payment was made under dispute in order to stop additional interest from accruing and that D&B may file for a refund of some or all of these amounts.

IMS has filed an arbitration proceeding against NMR claiming that NMR subsequently underpaid to IMS its proper allocation of the tax liability under the agreements between NMR and IMS. IMS has also included us as a respondent in the arbitration proceeding so that if NMR prevails in its interpretation of the allocation computation, then IMS could apply that same interpretation of the allocation computation against us under its agreement with us. As required by the Distribution Agreement and Tax Allocation Agreement, D&B and Moody's are defending us in this arbitration proceeding at their cost and expense. If NMR prevails in the arbitration against IMS and in turn IMS prevails against us, we believe that our additional liability under this alternative interpretation of the allocation computation would be approximately $15,000 (a $60,000 gross claim offset by approximately $45,000 of tax benefit). While we believe that the original interpretation of the allocation computation is correct, if NMR prevails against IMS and in turn IMS prevails against us in this arbitration proceeding, D&B and Moody's would be obligated to indemnify us against any such liability.

We believe that the fact that D&B and IMS have already paid the IRS a substantial amount of additional taxes with respect to the contested tax planning strategies significantly mitigates our risk. While no assurances can be given, we currently believe that D&B and Moody's have sufficient financial resources and borrowing capacity to reimburse us for any payments we make and related costs we incur.

Other matters. We are also involved in other legal proceedings, claims and litigation arising in the ordinary conduct of our business. Although there can be no assurances, we currently believe that the outcome of such legal proceedings will not have a material adverse effect on our results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

Certain statements contained in this Form 10-Q regarding R.H. Donnelley's future operating results, performance, business plans or prospects and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as "believe," "expect," "anticipate," "should," "will," "would," "planned," "estimated," "potential," "goal," "outlook," "could," and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update any forward-looking statements. Such risks and uncertainties include, without limitation, the following:

(1) DEPENDENCE ON A LIMITED NUMBER OF RELATIONSHIPS

Our business consists primarily of two relationships; a perpetual partnership with SBC Communications Inc. ("SBC") called DonTech; and two sales agency arrangements with Sprint Corporation ("Sprint"), which expire in 2004 and 2010. Due to the limited number of relationships, our business portfolio is not highly diversified and a material decline in the results of one relationship, especially our relationship with SBC, would likely have a material adverse effect on our overall operating results. No assurance can be given that we will be able to renew our existing Sprint sales agency or various pre-press publishing agreements as they expire or that we will be able to secure additional business to replace these contracts as they expire.

(2) DEPENDENCE ON OUR BUSINESS PARTNERS

DonTech is the exclusive sales agent for SBC's yellow pages directories in certain markets and we are the exclusive sales agent for Sprint's yellow pages directories in certain markets. SBC and Sprint are the publishers of these directories. As the exclusive sales agent, DonTech and we are responsible for the management of our respective sales forces, including compensation, recruiting, training and other sales related matters. As the publisher, SBC and Sprint have responsibility for and control over all other matters, including without limitation, product development, pricing, scheduling, marketing, distribution, billing, collections, credit and customer service. While we believe that DonTech's and our economic interests are generally aligned with those of SBC and Sprint with respect to their yellow pages directory operations, SBC or Sprint could implement policies or decisions (in which DonTech or we would likely have little or no participation or influence), and/or perform their obligations in a manner that could have a material adverse effect on our results of operations or financial condition and, potentially, on our relationship with our business partners. DonTech and we are afforded certain protections under the respective agreements, which we believe could mitigate to a significant degree the adverse effects of such policy changes or decisions on us. However, we cannot give any assurances that such policy changes or decisions would not have a material adverse effect on our results of operations, financial condition or our relationship with our business partners. Lastly, we maintain large receivable balances from SBC and Sprint, and any liquidity difficulties that they may experience could materially impact our results of operations, financial condition and liquidity.

(3) UNCERTAINTY REGARDING CHANGES IN THE INDUSTRY

Our ability to diversify our business portfolio by providing sales agency, pre-press publishing or other services to SBC or Sprint in other markets or to other publishers in the industry may be impacted by uncertainties caused by consolidation within the telecommunications and independent yellow pages publishing industries or other changes. Also, most yellow pages directory publishers provide all sales and publishing functions internally, which could impact our ability to renew or obtain additional outsourcing business from our current publishers or offer our services to other yellow pages directory publishers. In addition, the effects of the Telecommunications Act of 1996 are still developing and the ultimate impact of those changes is still uncertain. The introduction of new products or technologies (including electronic delivery of directory information) by other companies and/or pricing pressures from competitors or customers could also adversely affect our results of operations and financial condition.

(4) GENERAL ECONOMIC FACTORS

Our business results could be adversely affected by the continuation or further deterioration of the economic slowdown presently being experienced in the United States, especially with respect to the markets in which we operate. In addition, any residual economic effects of, and uncertainties regarding (i) the terrorist attacks that occurred on September 11, 2001, (ii) the general possibility or express threat of similar terrorist or other related disruptive events, or (iii) the future occurrence of similar terrorist or other related disruptive events, especially with respect to the major markets in which we operate that depend heavily upon travel and tourism, could also adversely affect our business.

(5) USE OF CASH FLOW

Our free cash flow may be used for some or all of the following: repay debt, repurchase outstanding common stock and/or pursue growth initiatives within our line of business and core competencies, whether through acquisitions, joint ventures, outsourcing opportunities or otherwise. Any share repurchases would be subject to market conditions and compliance with legal restrictions, as well as restrictions under our debt covenants. Growth initiatives, if pursued, would be subject to implementation, integration and other related risks. Any significant growth initiative would likely require the issuance of additional indebtedness and could involve the public or private sale of our equity securities and no assurance can be given that any proposed transaction would be accretive to earnings. We did not repurchase any common stock in the first quarter of 2002. We currently intend to apply excess cash to repay debt.

THE COMPANY

R.H. Donnelley Corporation is a leading independent marketer of yellow pages advertising services tailored for small and medium-sized businesses. Our business is organized into two reportable operating segments as of January 1, 2002, the DonTech Partnership ("DonTech") and Directory Advertising Services ("DAS"). Unless otherwise indicated, the terms "Company," "we," "us" and "our" refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. All tabular amounts are presented in millions of dollars.

DONTECH

DonTech is a 50/50 perpetual partnership with an operating unit of SBC, which acts as the exclusive sales agent for yellow pages directories published by SBC in Illinois and northwest Indiana. DonTech provides advertising sales services and receives a commission from SBC. Our income associated with DonTech is comprised of two components, our 50% interest in the net profits of DonTech and revenue participation income received directly from SBC, which is based on a percentage of DonTech advertising sales. Income from DonTech accounts for a significant portion of our operating income and a material decline in the advertising sales of DonTech would likely have a material adverse effect on our results of operations and financial condition. We also provide certain pre-press publishing and billing services for DonTech directories, as well as provide sales related computer applications to DonTech. The fees received for these services are included in our DAS segment.

DIRECTORY ADVERTISING SERVICES

Within our DAS segment, we sell yellow pages advertising for affiliated entities of Sprint and perform pre-press publishing services for yellow pages directories. We are the exclusive sales agent in the greater Orlando, Florida market ("Central Florida") for an operating unit of Sprint and the exclusive sales agent in certain Nevada, Florida, Virginia and North Carolina markets for CenDon LLC ("CenDon"), a joint venture with Centel Directory Company ("Centel"), a subsidiary of Sprint. Other Sprint affiliates sell yellow pages advertising in other markets in these states. We receive sales commissions on all advertising we sell for Sprint and CenDon and a priority distribution on our membership interest in CenDon ("priority distribution"). The priority distribution amount is based on a percentage of CenDon advertising sales and was designed to allow us to maintain the same level of profitability as we would have earned under the predecessor CenDon Partnership through its scheduled expiration date in 2004. A material decline in the advertising sales of our Sprint operation could have a material adverse effect on our results of operations and financial condition. We also provide pre-press publishing services for the yellow pages directories of DonTech and Sprint for which we sell advertising, as well as for an unaffiliated third party publisher under separately negotiated contracts. All information technology costs are also included in DAS.

During the quarter, we signed an agreement with SBC to continue to provide pre-press publishing services for DonTech's 130 directories through 2008. The original agreement was set to expire at the end of 2003. The pre-press publishing agreement with Sprint is set to expire in 2003 and we intend to pursue negotiations to extend this agreement, although no assurance can be given that we will be able to extend this contract. At the end of 2002, our pre-press publishing agreement with an unaffiliated publisher will expire and this contract will not be extended. At the end of 2001, we recorded a restructuring charge for severance and other related costs associated with the expiration of this contract. As a result of this charge, the expiration of this contract will not have a material adverse effect on our results of operations or financial condition in the future.

Sprint has publicly announced that it is considering divesting its directory publishing operations. We do not believe that any sale or change in control of the Sprint directory operations would have a material adverse effect on our results of operations or financial condition because we believe all of our contractual rights related to serving as sales agent in the Central Florida and CenDon markets would survive any such sale or change in control. In addition, our CenDon agreements specifically obligate Sprint (and any successor) to indemnify us against any material damages we suffer as a result of any changes in policies, practices and procedures from those in existence at the time of the restructuring of the CenDon relationship in July 2000. We believe that this indemnity significantly protects us against any potential material adverse effects from any such sale or change in control with respect to the CenDon markets.

CRITICAL ACCOUNTING POLICIES

Those accounting policies that involve assumptions or subjectivity on our part and/or that have or could have a material effect on our results of operations or financial condition are as follows:

Revenue Recognition. We earn revenue in the form of commissions from the sale of advertising and fees from our pre-press publishing services. As a sales agent for Sprint, we earn and recognize sales commission revenue at the time an advertising contract is executed with a customer. Sales commission revenue is recorded net of potential claims and allowances, which are estimated based on historical experience. Revenue from pre-press publishing operations is recognized as services are performed.

Partnership and Joint Venture Income. Partnership and joint venture income ("partnership income") includes our 50% share of the net profits of DonTech (accounted for under the equity method), revenue participation income and the priority distribution. Revenue participation income and priority distribution income are earned and recognized when a sales contract is executed with a customer.

Partnership and Joint Venture Investments. The carrying value of the DonTech investment, the revenue participation receivable and the priority distribution receivable are reflected as partnership and joint venture investments on the consolidated balance sheets. We also have an 18% interest in ChinaBig.com ("ChinaBig"), which publishes yellow pages directories and offers Internet directory services in the People's Republic of China. The book value of this investment, currently $2 million, is reflected as other non-current assets on the consolidated balance sheets. We evaluate the carrying value of our investment in DonTech and ChinaBig for impairment when events or changes in circumstances indicate that the carrying value of the investment may be impaired. If impairment is deemed to have occurred, and such impairment is deemed to be permanent, the carrying value of the investment is written-down to its estimated fair value. Such estimate of fair value would be determined based on independent third party valuations or by discounting estimated future cash flows. The revenue participation receivable and the priority distribution receivable are recorded net of sales claims and allowances and bad debts, estimated based on historical experience. The ultimate amount remitted to us is based on collections by SBC and Sprint from the individual advertisers and is subject to adjustment up to specified maximums under contractual provisions. These receivable amounts are written down to the amount expected to be collected whenever events or circumstances indicate we may not recover the carrying amount of the receivable.

Trade Receivables. Trade receivables represent sales commissions earned from the sale of advertising and fees earned for pre-press publishing services. An allowance for doubtful accounts is recognized based upon historical experience and contractual provisions. Receivables for sales commissions are collected from the publisher typically in the same month that the directory is published. Receivables for pre-press publishing services are collected in accordance with the terms of the applicable agreement, generally a pro rata amount each month based on forecasted volumes for the year with a year-end reconciliation based on actual volumes.

Concentration of Credit Risk. We maintain significant receivable balances with SBC and Sprint for revenue participation, priority distribution and sales commissions. We do not currently foresee a material credit risk associated with these receivables, although there can be no assurance that full payment will be received on a timely basis.

Income Taxes. Our effective tax rate and the tax bases of our assets and liabilities reflect our best estimate of the ultimate outcome of present and future tax audits. A valuation allowance is established where expected future taxable income does not support the full realization of deferred tax assets.

See Note 2 to the Consolidated Financial Statements for additional information on our accounting policies.

                              RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

ADVERTISING SALES

As a sales agent, DonTech earns a commission on the value of advertising sold for SBC and we earn a commission on the value of advertising sold for Sprint. We therefore do not report the gross value of advertising sold on the consolidated statements of operations. We nevertheless disclose and discuss the value of advertising sales made by DonTech and us on a publication basis and calendar basis because advertising sales affect our reported revenue and profitability.

Publication sales represent the value of advertising sales in directories that published during the current period regardless of when the advertising for that directory was sold. We compare publication sales for the period against publication sales for the same directories published in the prior year period. If the current year publication schedule is not consistent with the prior year publication schedule, we adjust the prior year publication schedule to conform to the current year publication schedule. This comparison gives an indication of underlying sales growth in the directories for which DonTech and we sell advertising. However, they do not have a direct correlation to our reported revenue or profitability in the indicated period as most, if not all, of these sales were consummated and reported in prior periods (see "Calendar Sales" below).

Calendar sales represent the annual billing value of advertisements sold in the current period and are reported when a sales contract is executed with a customer. Commission revenue, revenue participation income and priority distribution income are computed based on calendar sales and reported concurrently with the reporting of calendar sales. Accordingly, our revenue and profitability are directly correlated to calendar sales. In terms of reporting, a calendar sale generally precedes a publication sale by three to eight months, therefore, calendar sales reported in one period will generally be reported as publication sales in subsequent periods.

Publication Sales

Publication sales by segment for the quarter ended March 31, 2002 and 2001 are presented in the table below. A DonTech directory originally scheduled to publish in February 2002 was published in December 2001. To conform to the 2002 publication schedule, DonTech's first quarter 2001 publication sales have been decreased $28.3 million.

                2002        2001      $ Change      % Change
                ----        ----      --------      --------
DonTech        $ 94.1      $105.3      $(11.2)       (10.6)%
DAS              47.3        51.6        (4.3)        (8.3)
               ------      ------      ------         ----
    Total      $141.4      $156.9      $(15.5)        (9.9)%
               ======      ======      ======         ====

Publication sales were $141.4 million for the quarter compared to $156.9 million for the prior year quarter. Lower publication sales for the quarter was primarily due to the decline in sales for DonTech's Chicago Consumer directory and Sprint's January Las Vegas directory. As previously disclosed, the advertisements in these directories were sold during the latter half of 2001 and were impacted by deteriorating economic conditions and increased uncertainty among advertisers.

Calendar Sales

The selling of advertising for a specific directory is managed as a sales campaign, which typically begins approximately six to eight months prior to the scheduled publication date. Calendar sales can fluctuate from the prior period due to various factors, including changes in the actual commencement date of a sales campaign, the level of sales campaign servicing in the current period relative to the prior year period and the length of the sales campaign. Such fluctuations, if material, would likely have a material effect on our results of operations or financial condition for that period. Calendar sales by segment for the quarter ended March 31, 2002 and 2001 were as follows:

                2002        2001      $ Change      % Change
                ----        ----      --------      --------
DonTech        $ 81.8      $ 83.4      $ (1.6)        (1.9)%
DAS              42.7        44.9        (2.2)        (4.9)
               ------      ------      ------         ----
    Total      $124.5      $128.3      $ (3.8)        (3.0)%
               ======      ======      ======         ====

Calendar sales were $124.5 million for the quarter, down 3% compared to $128.3 million for the prior year quarter. The weak economy continued to affect our sales as advertiser renewal rates were below historical levels due to continued uncertainty among advertisers and tighter credit standards. Also contributing to the decline was the timing of sales. Certain 2002 sales campaigns started later in the year than the 2001 sales campaigns and the servicing level, or the percent of the sales campaign completed, for other campaigns was lower than the prior year.

NET REVENUE

Revenue is derived entirely from our DAS segment and is earned principally from two sources - sales commissions earned on the value of advertising sold for Sprint and fees for pre-press publishing services. Revenue of $18.4 million for the quarter was lower than the prior year quarter of $18.8 million, primarily due to lower DAS calendar sales for the reasons described above.

EXPENSES

Expenses for the quarter ended March 31, 2002 and 2001 were as follows:

                        2002       2001     $ Change     % Change
                        ----       ----     --------     --------
Operating expenses      $11.2      $11.2         --          --
G&A expenses              5.1        4.1      $ 1.0        24.4%
D&A expense               1.6        2.9       (1.3)      (44.8)
                        -----      -----      -----        ----
Total                   $17.9      $18.2      $(0.3)       (1.6)%
                        =====      =====      =====        ====

Operating expenses of $11.2 million for the current year quarter were unchanged from the prior year quarter. Lower sales expense resulting from the decline in sales was offset by higher software maintenance type costs (which are expensed when incurred) and lower software development type costs (which are capitalized when incurred) this quarter relative to the prior year quarter.

General and administrative expenses were $5.1 million for the quarter compared to $4.1 million for the prior year quarter. The increase was primarily due to costs associated with the previously announced executive management transition and higher employee benefit costs.

Depreciation and amortization expense was $1.6 million for the quarter compared to $2.9 million for the prior year quarter. This decline was primarily due to the original investment in the Raleigh Information Center being fully depreciated by the end of 2001.

PARTNERSHIP AND JOINT VENTURE INCOME

Partnership income for the quarter ended March 31, 2002 and 2001 was as follows:

                                2002       2001      $ Change     % Change
                                ----       ----      --------     --------
DonTech
     Revenue participation      $19.4      $20.2      $(0.8)       (4.0)%
     Equity income share          2.5        1.8        0.7        38.9
                                -----      -----      -----        ----
Total DonTech                    21.9       22.0       (0.1)       (0.5)
CenDon                            5.2        5.0        0.2         4.0
                                -----      -----      -----         ---
Total                           $27.1      $27.0      $ 0.1         0.4%
                                =====      =====      =====         ===

Partnership income for the quarter was $27.1 million compared to $27.0 million for the prior year quarter. Partnership income from DonTech was $21.9 million compared to $22.0 million in the first quarter of 2001. Revenue participation income was lower due to the decrease in sales; however, higher equity income due to DonTech's cost saving initiatives and timing of expenses offset most of this decline. CenDon income was $5.2 million compared to $5.0 million in the prior year quarter. A contractual increase in the priority distribution rate for 2002 more than offset the negative effect of lower calendar sales.

OPERATING INCOME

Operating income for DonTech includes our 50% interest in the net profits of DonTech and revenue participation income, but does not include an allocation of certain general and administrative expenses incurred to support this business. Operating income for DAS includes the operating results of each of the included business units, less an allocation of certain shared expenses based on estimated business usage. General & Corporate represents overhead and administrative costs not allocated to the DAS business units. Operating income by segment for the quarter ended March 31, 2002 and 2001 was as follows:

                         2002        2001      $ Change    % Change
                         ----        ----      --------    --------
DonTech                  $21.9       $22.0       $(0.1)       (0.5)%
DAS                        9.8         9.5         0.3         3.2
General & Corporate       (4.0)       (3.8)       (0.2)       (5.3)
                         -----       -----       -----         ---
Total                    $27.7       $27.7       $  --         0.0%
                         =====       =====       =====         ===

Operating income of $27.7 million for the quarter was unchanged from the prior year quarter as higher DAS income was offset by higher General & Corporate costs. The increase in DAS operating income was driven by the higher CenDon priority distribution income and lower pre-press publishing costs due a reduction in headcount. The increase in General & Corporate costs was due to costs associated with the previously announced executive management transition.

INTEREST AND TAXES

Net interest expense for the quarter was $5.9 million compared to $6.5 million in the first quarter of 2001. The decrease was primarily due to lower average outstanding debt levels in the first quarter 2002 compared to the first quarter 2001. The effective tax rate for the first three months of 2002 was 38.5% compared to 37.5% for the first three months of 2001. The increase in our effective tax rate was due to changes in state apportionment factors.

EXTRAORDINARY LOSS

In the first quarter of 2002, we prepaid $35 million of debt versus $50 million the first quarter of 2001. In connection with these prepayments, we recognized an extraordinary after-tax loss from the write-off of related deferred financing costs of $0.2 million in the first quarter 2002 and $0.3 million in the first quarter 2001.

NET INCOME AND EARNINGS PER SHARE

Net income before extraordinary loss for the quarter was $13.4 million compared to $13.2 million in the prior year quarter. The increase was mainly due to a reduction in interest expense partially offset by higher income taxes. Diluted earnings per share before extraordinary loss for the quarter was $0.44 per share compared to $0.42 per share in the prior year quarter. This increase was due to the increase in net income and the effect of lower outstanding shares. Net income after extraordinary loss for the quarter was $13.2 million compared to $12.9 million for the prior year quarter and diluted earnings per share after extraordinary loss for the quarter was $0.44 per share compared to $0.41 per share in the prior year quarter.

                         LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flows from operations. Additionally, at March 31, 2002, we had available $100 million under our $100 million Senior Revolving Credit Facility (the "Revolver"). We believe that cash flows generated from operations and the available borrowing capacity under the Revolver will be sufficient to fund our operations and meet our obligations to our employees, vendors and creditors for at least the next 12 to 24 months. Our sources of cash flow are primarily from revenue participation, priority distribution and sales commission payments received from SBC and Sprint. These payments are all directly dependent on the value of advertising sold. The amount of cash flow from these sources can be impacted by, among other factors, competition in our markets, general economic conditions and the level of demand for yellow pages advertising. Management believes that if advertising sales were to decline by 10%, cash flow from operations, together with the available borrowing capacity under the Revolver, would still be sufficient to fund our operations and meet our obligations to our employees, vendors and creditors for at least the next 12 to 24 months. See "Forward-Looking Information - Use of Cash Flow."

In addition, as the publisher of the respective directories, Sprint and SBC are responsible for and consequently control many of the critical functions and decisions that can impact our results and the results of DonTech. While it has not historically been the case, their respective policies, decisions and performance of their respective obligations in these areas, in which we have little or no participation or influence, could have a material adverse effect on our results of operations or financial condition. See "Forward-Looking Information - Dependence on our Business Partners."

Sprint has publicly announced that it is considering divesting its directory publishing operations. We do not believe that any sale or change in control of the Sprint directory operations would have a material adverse effect on our results of operations or financial condition because we believe all of our contractual rights related to serving as sales agent in the Central Florida and CenDon markets would survive any such sale or change in control. In addition, our CenDon agreements specifically obligate Sprint (and any successor) to indemnify us against any material damages we suffer as a result of any changes in policies, practices and procedures from those in existence at the time of the restructuring of the CenDon relationship in July 2000. We believe that this indemnity significantly protects us against any potential material adverse effects from any such sale or change in control with respect to the CenDon markets.

In 2001 we recorded a restructuring reserve of $18.6 million in connection with executive management employment transition arrangements and the expiration of a pre-press publishing contract, the latter of which will result in the elimination of approximately 100 positions later in 2002. In addition, the restructuring reserve included costs associated with the planned consolidation or relocation of real estate facilities during 2002. Payments made during the quarter for this restructuring were $3.9 million and pertained primarily to the executive management transition (see Note 5 in Item 1 "Financial Statements"). We expect to make restructuring payments of $9.0 million during the second quarter, which will also primarily relate to the executive management transition. There were no reductions in headcount related to the expiration of the pre-press publishing contract during the first quarter and no reductions are anticipated for the second quarter.

During the quarter, we generated $31.8 million of cash flow from operations compared to $29.1 million in the first quarter of 2001. Contributing to the $2.7 million increase were lower interest payments due to the prepayment of $65 million of debt in 2001 and lower management bonus payments, which were based on 2001 financial and operational performance.

Cash used in investing activities for the quarter was $0.8 million and consisted of fixed assets and computer software purchases. Cash used in investing activities for the prior year quarter was $2.6 million, which included a $1.6 million investment in ChinaBig. This investment represented our final required investment in ChinaBig. We currently have no material commitments for investment spending or capital expenditures.

Net cash used in financing activities was $34.3 million during the quarter compared to $62.0 million in the prior year quarter. We prepaid $35 million of debt in the quarter and $50 million of debt in the prior year quarter. There were no share repurchases during the quarter compared to $13.3 million of repurchases in the prior year quarter.

Certain telecommunications companies have publicly announced their intent to consider or explore divesting their respective directory publishing operations. We intend to carefully evaluate these potential growth opportunities within our core competencies and line of business. During our evaluation of these still-evolving opportunities, we have suspended our share repurchase programs and currently intend to apply excess cash flow to repay debt. See "Forward Looking Information - Use of Cash Flow."

Item 3. Quantitative and Qualitative Disclosure About Market Risk

RISK MANAGEMENT

We borrow funds under our Senior Secured Term Facilities ("Term Facilities") and Revolver at prevailing short-term rates. To mitigate our exposure to fluctuating short-term interest rates, we have outstanding interest rate swaps whereby we pay a fixed rate and receive a variable rate based on 3-month LIBOR. At March 31, 2002, the notional value of the interest rate swaps was $125 million. In June 2002, an interest rate swap agreement with a notional value of $50 million will expire. Due to the reduced level of indebtedness, we do not presently intend to replace the expiring interest rate swap.

These interest rate swap agreements expose us to credit risk in the event that we are in a net gain position and the counterparty to the agreements does not, or can not meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the agreements. At March 31, 2002, we were in a net loss position (see "Market Risk Sensitive Instruments" below), and therefore, are not currently exposed to credit risk. The counterparty to these agreements is a major financial institution and, had we been in a net gain position, we would expect this counterparty to perform its obligations under the swaps. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes.

MARKET RISK SENSITIVE INSTRUMENTS

The interest rate swaps have been designated as cash flow hedges. In accordance with FAS 133, the fair value of the swaps is recognized in other comprehensive income, a component of shareholders' equity. The fair value of the swaps was based on quoted market prices. At March 31, 2002, the unrealized fair value, which is the difference between what we would have to pay to terminate the swaps, and the book value of the swaps, was a loss of $2.7 million ($1.7 million, after tax). This loss was recognized in the consolidated balance sheet as other non-current liabilities and accumulated other comprehensive loss, a component of shareholders' deficit.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the discussion of legal proceedings under Item 3 of Part I in our Annual Report on Form 10-K for the year ended December 31, 2001 ("10-K"). As of March 31, 2002, there has been no material change in the information with respect to legal proceedings from that set forth in the 10-K. See also Note 8 of the Notes to the Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q.

We are also involved in certain legal proceedings incidental to the normal conduct of our business. Although there can be no assurances, we presently believe that the outcome of such legal proceedings will not have a material adverse effect on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders ("Meeting") was held in White Plains, N.Y. on May 1, 2002. At the Meeting, the Company's stockholders elected the two Class III Directors nominated for election by the Board of Directors to serve three-year terms as follows:

                                                     Votes
       Name                      Votes For          Withheld
       Peter J. McDonald         26,435,287          296,095
       Frank R. Noonan           26,556,024          175,358

William G. Jacobi did not stand for re-election and therefore the Board of Directors now comprises seven members. The other members of our Board of Directors (Kenneth G. Campbell, Robert Kamerschen, Carol J. Parry, David C. Swanson and Barry Lawson Williams) were not subject to re-election by stockholders this year and continue in office.

At the Meeting, the Company's stockholders also ratified the appointment of PricewaterhouseCoopers LLP ("PwC") to serve as our independent accountants for 2002 as follows:

                                               Votes For       Votes Against      Abstentions
Ratification of the appointment of PwC         26,053,915         660,394            17,073

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

     EXHIBIT NO.  DOCUMENT
         10.3     Form of Employee Benefits Agreement between the Company (f/k/a
                  The Dun & Bradstreet Corporation) and The New Dun & Bradstreet
                  Corporation (incorporated by reference to Exhibit 99.4 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet
                  Corporation), filed on June 30, 1998, Commission File No.
                  001-07155)

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

     EXHIBIT NO.  DOCUMENT
         10.12 Second Amended and Restated Partnership Agreement, effective as of August 19, 1997, by and between R.H. Donnelley Inc.
                  (f/k/a The Reuben H. Donnelley Corporation) and Ameritech
                  Publishing of Illinois (incorporated by reference to Exhibit
                  10.14 to Amendment No. 1 to the Registration Statement on Form
                  S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

         10.13* Agreement for Publishing Services, dated as of January 1, 2002 between Ameritech Publishing Inc. and R.H. Donnelley Inc.

         10.14+   Key Employees' Performance Unit Plan, as amended and restated
                  (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998,
                  Registration No. 333-59287)

         10.15+ 1991 Key Employees' Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit
                  10.17 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2000, Commission File No.
                  001-07155)

         10.16+ Amended and Restated 1998 Directors' Stock Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission
                  File No. 001-07155)

         10.17+ Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No.
                  001-07155)

         10.18+ 2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No.
                  001-07155)

         10.19+   2001 Partner Share Plan (incorporated by reference to Exhibit
                  99.1 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 30, 2001,
                  Registration No. 333-59790)

         10.20+ Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.02 to Registration Statement on Form
                  S-8, filed with the Securities and Exchange Commission on July, 25, 2001, Registration No. 333-65822)

         10.21+ Form of Annual Incentive Program Award (incorporated by reference to Exhibit 99.03 to Registration Statement on Form
                  S-8, filed with the Securities and Exchange Commission on July, 25, 2001, Registration No. 333-65822)

         10.22+ Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to Registration Statement on Form
                  S-8, filed with the Securities and Exchange Commission on July, 25, 2001, Registration No. 333-65822)

         10.23+   Deferred Compensation Plan (incorporated by reference to
                  Exhibit 4.01 to the Company's Registration Statement on Form
                  S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

     EXHIBIT NO.  DOCUMENT
         10.24+   Amended and Restated Employment Agreement dated as of December
                  27, 2001 between the Company and Frank R. Noonan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission
                  File No. 001-07155)

         10.25+   Amended and Restated Employment Agreement dated as of December
                  27, 2001 between the Company and Philip C. Danford
                  (incorporated by reference to Exhibit 10.24 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2001, Commission File No. 001-07155)

         10.26+ Employment Agreement dated as of September 28, 1998 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No.
                  001-07155)

         10.27+   Amendment No. 1 to Employment Agreement dated as of July 27,
                  2000 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No.
                  001-07155)

         10.28+   Amendment No. 2 to Employment Agreement dated as of February
                  27, 2001 between the Company and David C. Swanson
                  (incorporated by reference to Exhibit 10.25 to the Annual
                  Report on Form 10-K for the year ended December 31, 2000,
                  Commission File No. 001-07155)

         10.29+ Employment Agreement dated as of September 28, 1998 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

         10.30+   Amendment No. 1 to Employment Agreement dated as of July 27,
                  2000 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.33 to the Annual Report on Form
                  10-K for the year ended December 31, 2000, Commission File No.
                  001-07155)

         10.31+   Amendment No. 2 to Employment Agreement dated as of February
                  27, 2001 between the Company and Frank M. Colarusso
                  (incorporated by reference to Exhibit 10.34 to the Annual
                  Report on Form 10-K for the year ended December 31, 2000,
                  Commission File No. 001-07155)

         10.32+ Employment Agreement dated as of September 26, 2000 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

         10.33+   Amendment No. 1 to Employment Agreement dated as of February
                  27, 2001 between the Company and William C. Drexler
                  (incorporated by reference to Exhibit 10.36 to the Annual
                  Report on Form 10-K for the year ended December 31, 2000,
                  Commission File No. 001-07155)

     EXHIBIT NO.  DOCUMENT
         10.34+   Employment Agreement dated as of January 1, 2001 between the
                  Company and Robert J. Bush (incorporated by reference to
                  Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

         10.35+   Amendment No. 1 to Employment Agreement dated as of February
                  27, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Annual Report on Form
                  10-K for the year ended December 31, 2000, Commission File No.
                  001-07155)

         10.36+ Separation Agreement and Release dated as of March 15, 2001 between the Company and Judith A. Norton (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No.
                  001-07155)

         21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

----------
         *        Flied herewith
         +        Management contract or compensatory plan

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              R.H. DONNELLEY CORPORATION


Date: May 10, 2002                      By:   /s/ Steven M. Blondy
                                              ----------------------------------
                                              Steven M. Blondy
                                              Senior Vice President and Chief
                                              Financial Officer

Date: May 10, 2002                      By:   /s/ William C. Drexler
                                              ----------------------------------
                                              William C. Drexler
                                              Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              R.H. DONNELLEY INC.


Date: May 10, 2002                      By:   /s/ Steven M. Blondy
                                              ----------------------------------
                                              Steven M. Blondy
                                              Senior Vice President and Chief
                                              Financial Officer

Date: May 10, 2002                      By:   /s/ William C. Drexler
                                              ----------------------------------
                                              William C. Drexler
                                              Vice President and Controller