Form 10-Q
period 2002-06-30
DONNELLEY R H INC; R H DONNELLEY CORP
filed 2002-08-14
CIK 1065310, 30419

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      _____________________________ to_____________________________

Commission file number 001-07155

R.H. DONNELLEY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2740040

(State of Incorporation)	(I.R.S. Employer Identification No.)

One Manhattanville Road, Purchase N.Y	10577

(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at August 1, 2002
Common Stock, par value $1 per share	29,708,558

Commission file number 333-59287

R.H. DONNELLEY INC. *

(Exact name of registrant as specified in its charter)

Delaware	36-2467635

(State of Incorporation)	(I.R.S. Employer Identification No.)

One Manhattanville Road, Purchase N.Y	10577

(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code	(914) 933-6400

•     R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. meets the conditions set forth in General Instructions H 1(a) and (b) of Form 10-Q and is therefore filing this report with respect to R.H. Donnelley Inc. with the reduced disclosure format. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes. As of August 1, 2002, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

R.H. DONNELLEY CORPORATION

R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

(amounts in thousands, except per share data)	2002	2001	2002	2001

Gross revenue	$19,593	$20,342	$38,047	$39,532

Less: sales allowances	(137)	(308)	(202)	(659)

Net revenue	19,456	20,034	37,845	38,873

Expenses

Operating expenses	13,650	14,269	24,879	25,437

General and administrative expenses	4,502	5,013	9,547	9,160

Depreciation and amortization	1,557	2,755	3,164	5,640

Restructuring and special charge	218	—	218	—

Total expenses	19,927	22,037	37,808	40,237

Partnership and joint venture income	40,864	41,211	68,012	68,235

Operating income	40,393	39,208	68,049	66,871

Interest income	60	270	171	1,546

Interest expense	(5,977)	(6,498)	(12,024)	(14,300)

Income before income taxes and extraordinary loss	34,476	32,980	56,196	54,117

Provision for income taxes	13,273	12,368	21,635	20,294

Income before extraordinary loss	21,203	20,612	34,561	33,823

Extraordinary loss, net of tax	34	—	210	348

Net income	$21,169	$20,612	$34,351	$33,475

Earnings per share before extraordinary loss

Basic	$0.71	$0.68	$1.17	$1.10

Diluted	$0.70	$0.66	$1.14	$1.07

Earnings per share after extraordinary loss

Basic	$0.71	$0.68	$1.16	$1.09

Diluted	$0.70	$0.66	$1.14	$1.06

Shares used in computing earnings per share

Basic
29,692	30,519	29,573	30,696

Diluted	30,415	31,465	30,265	31,580

Comprehensive Income:

Net income	$21,169	$20,612	$34,351	$33,475

Unrealized gain (loss) on interest rate swaps, net of tax	101	152	(1,561)	(2,291)

Comprehensive income	$21,270	$20,764	$32,790	$31,184

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2002	2001
(in thousands, except share and per share data)
Assets

Current Assets

Cash and cash equivalents	$2,427	$14,721

Accounts receivable Trade	34,258	29,240

Other	3,310	4,121

Allowance for doubtful accounts and sales allowances	(5,899)	(4,189)

Net accounts receivable	31,669	29,172

Other current assets	846	2,275

Total current assets	34,942	46,168

Fixed assets and computer software – net	12,651	14,514

Partnership and joint venture investments	203,825	208,989

Prepaid pension	21,756	20,956

Other non-current assets	7,718	7,504

Total Assets	$280,892	$298,131

Liabilities and Shareholders’ Deficit

Current Liabilities

Accounts payable and accrued liabilities	$22,220	$22,368

Restructuring and other related liabilities	5,547	16,357

Accrued interest payable	3,399	5,163

Current portion of long-term debt	2,632	2,846

Total current liabilities	33,798	46,734

Long-term debt	241,618	283,904

Long-term restructuring liability	2,821	4,934

Deferred income taxes – net	52,944	52,632

Postretirement and postemployment benefits	7,269	7,431

Other non-current liabilities	12,996	13,809

Commitments and contingencies

Shareholders’ Deficit

Preferred stock, par value $1 per share, authorized –10,000,000 shares; outstanding – none	—	—

Common stock, par value $1 per share, authorized – 400,000,000 shares; issued – 51,621,894 shares for 2002 and 2001, respectively	51,622	51,622

Additional paid-in capital	39,131	32,043

Unamortized restricted stock	(448)	(336)

Retained earnings (deficit)	5,481	(28,870)

Treasury stock, at cost, 21,935,124 shares for 2002 and 22,231,910 shares for 2001	(164,779)	(163,442)

Accumulated other comprehensive loss	(1,561)	(2,330)

Total shareholders’ deficit	(70,554)	(111,313)

Total Liabilities and Shareholders’ Deficit	$280,892	$298,131

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,

(amounts in thousands)	2002	2001

Cash Flows from Operating Activities

Net income	$34,351	$33,475

Reconciliation of net income to net cash provided by operating activities:

Extraordinary loss, net of tax	210	348

Depreciation and amortization	3,164	5,640

Deferred income tax	312	(500)

Provision for doubtful accounts	1,467	1,599

Other noncash charges	762	662

Cash in excess of partnership and joint venture income	5,164	9,148

Increase in accounts receivable	(3,964)	(1,543)

(Increase) decrease in other assets	(413)	1,599

Decrease in accounts payable and accrued liabilities	(12,638)	(17,204)

(Decrease) increase in other non-current liabilities	(207)	1,472

Net cash provided by operating activities	28,208	34,696

Cash Flows from Investing Activities

Additions to fixed assets and computer software	(1,300)	(1,952)

Investment in ChinaBig.com Limited	—	(1,550)

Cash used in investing activities	(1,300)	(3,502)

Cash Flows from Financing Activities

Repayment of debt	(42,500)	(50,000)

Purchase of treasury stock	—	(32,538)

Proceeds from employee stock option exercises	3,298	3,562

Net cash used in financing activities	(39,202)	(78,976)

Decrease in cash and cash equivalents	(12,294)	(47,782)

Cash and cash equivalents, beginning of year	14,721	55,437

Cash and cash equivalents, end of period	$2,427	$7,655

Supplemental Information:

Cash used to pay:

Interest	$12,647	$12,292

Income taxes	$16,566	$21,867

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except per share data)

1.	Basis of Presentation

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.	Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The financial statements of the DonTech Partnership (“DonTech”), a 50/50 perpetual partnership with an operating unit of SBC Communications Inc. (“SBC”), are not consolidated with our financial statements. See “Partnership and Joint Venture Accounting” below.

Revenue Recognition. We earn revenue in the form of commissions from the sale of advertising on behalf of Sprint and fees from our pre-press publishing services. As a sales agent for Sprint, we recognize sales commission revenue at the time an advertising contract is executed with a customer. Sales commission revenue is recorded net of potential sales allowances, which are estimated, based on historical experience. Revenue from pre-press publishing operations is recognized as services are performed. We recognize no allowances for pre-press publishing services.

Partnership and Joint Venture Accounting. DonTech is accounted for under the equity method whereby we recognize our 50% share of the net income of DonTech as partnership and joint venture income. Partnership and joint venture income also includes revenue participation income from SBC and the priority distribution on our membership interest in CenDon LLC (“CenDon”), a joint venture with Centel Directory Company (“Centel”), a subsidiary of Sprint Corporation (“Sprint”). Revenue participation income and the priority distribution are tied to advertising sales and recognized when a sales contract is executed with a customer. Partnership and joint venture investments on the consolidated balance sheets include our 50% share of the net assets of DonTech, the revenue participation receivable and the priority distribution receivable.

Trade Receivables. Trade receivables represent sales commissions earned from the sale of advertising on behalf of Sprint and fees earned for pre-press publishing services. An allowance for doubtful accounts is recognized based upon historical experience and subject to contractual limitations. Receivables for sales commissions are billed to the publisher upon directory publication and collected in accordance with contractual provisions, typically in the same month of publication, but no later than nine months after publication. Receivables for pre-press publishing services are billed and collected in accordance with the terms of the applicable agreement, generally a monthly pro rata amount based on the annual contract value. If actual volumes exceed contracted volumes, an additional amount is billed to the publisher at year-end.

Investment Impairment. We have an 18% interest in ChinaBig.com (“ChinaBig”), which publishes yellow pages directories and offers Internet directory services in the People’s Republic of China. We account for this investment under the cost method and the carrying value of this investment is reflected as other non-current assets on the consolidated balance sheets. We evaluate the carrying value of this investment for impairment whenever events or changes in circumstances indicate that the carrying value may be impaired. Such events or changes in circumstance may include (i) a change in the extent or manner in which management intends to use the asset; (ii) a decrease in the market value of the asset; (iii) an independent valuation of the asset or similar type asset or (iv) a history of operating cash flow losses. If the investment is determined to be impaired, and such impairment is determined to be permanent, the carrying value would be written down to its fair value. As a quoted market price does not exist for this investment, fair value would be determined based other factors, including, but not limited to, an independent valuation, discounted cash flow analysis or a transaction in the marketplace involving a similar type investment.

Concentration of Credit Risk. We maintain significant receivable balances with SBC and Sprint for revenue participation, priority distribution and sales commissions. We do not currently foresee a material credit risk associated with these receivables, although there can be no assurance that full payment will be received on a timely basis.

Income Taxes. We recognize deferred tax assets for items that will give rise to future tax deductions. A valuation allowance is established where expected future taxable income does not support the full realization of deferred tax assets.

3.	Partnership and Joint Venture Income

Partnership and joint venture income for the three and six months ended June 30, 2002 and 2001 consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue participation income	$29,882	$29,992	$49,300	$50,165

50% share of DonTech net income	6,745	7,093	9,232	8,919

Total DonTech income	36,627	37,085	58,532	59,084

Priority distribution income	4,237	4,126	9,480	9,151

Partnership and joint venture income	$40,864	$41,211	$68,012	$68,235

Summarized combined financial information of DonTech is shown in the table below.

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenue	$31,645	$31,673	$52,284	$52,778

Operating income	13,468	14,093	18,597	17,654

Net income	13,489	14,185	18,464	17,838

Total assets of DonTech were $127,740 and $133,566 at June 30, 2002 and 2001, respectively.

4.	Long-term Debt

Long-term debt at June 30, 2002 consisted of $94,250 outstanding under the Senior Secured Term Facilities (“Term Facilities”) and $150,000 Senior Subordinated 91/8% Notes. We also have a Senior Revolving Credit Facility (the “Revolver”), which allows us to borrow up to $100,000. There are no outstanding borrowings under the Revolver as of June 30, 2002. During the six month period ended June 30, 2002, we prepaid $42,500 of Term Facilities. In connection with the prepayments, we recorded an after-tax extraordinary loss of $210 relating to the write-off of related deferred financing costs.

5.	Restructuring and Special Charge

In 2001, we recorded a restructuring and special charge of $18,556 in connection with executive management transition arrangements and restructuring actions, including the relocation and consolidation of real estate facilities and the elimination of approximately 100 positions associated with the expiration of a pre-press publishing contract during 2002. Activity in the restructuring and other related liability account through June 30, 2002 is presented in the table below. There were no layoffs related to the restructuring plan through June 30, 2002.

	Executive			Asset
	Management	Other	Facilities	Write-offs
	Transition	Severance	Related	and Other	Total

Restructuring and special charge	$9,937	$3,252	$4,380	$987	$18,556

Reclass of related liabilities	2,735				2,735

Balance at January 1, 2002	12,672	3,252	4,380	987	21,291

2002 activity

Payments	(12,961)	(79)	(12)	(89)	(13,141)

Current period expense (income)(1)	289			(71)	218

Balance at June 30, 2002	$—	$3,173	$4,368	$827	$8,368

Short-term	$—	$2,849	$1,932	$766	$5,547

Long-term		324	2,436	61	2,821

Total	$—	$3,173	$4,368	$827	$8,368

(1)	Represents amounts paid in excess of (lower than) the amounts originally provided for in the 2001 restructuring and special charge.

6.	Earnings Per Share

The computation of basic and diluted earnings per share before extraordinary loss and from net income for the quarter and six months ended June 30, 2002 and 2001 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Income before extraordinary loss	$21,203	$20,612	$34,561	$33,823

Extraordinary loss, net of taxes	34	—	210	348

Net income	$21,169	$20,612	$34,351	$33,475

Weighted average shares of common stock outstanding

Basic shares	29,692	30,519	29,573	30,696

Dilutive effect of stock options	723	946	692	884

Diluted shares	30,415	31,465	30,265	31,580

Earnings per share

Basic

Income before extraordinary loss	$0.71	$0.68	$1.17	$1.10

Extraordinary loss, net of taxes	(0.00)	(0.00)	(0.01)	(0.01)

Net income	$0.71	$0.68	$1.16	$1.09

Diluted

Income before extraordinary loss	$0.70	$0.66	$1.14	$1.07

Extraordinary loss, net of taxes	(0.00)	(0.00)	(0.00)	(0.01)

Net income	$0.70	$0.66	$1.14	$1.06

7.	Business Segments

Our reportable operating segments are DonTech and Directory Advertising Services (“DAS”). We evaluate the performance of DonTech and DAS primarily based on operating income contribution. The DonTech segment includes revenue participation income and our 50% interest in the net profits of DonTech (see Note 3), but does not include an allocation of certain expenses incurred to support this business. Our DAS segment includes revenue and income from our sales agency and joint venture relationships with affiliates of Sprint, our pre-press publishing services operation and our information technology function, as well as an allocation of certain shared expenses based on estimated business usage. General & Corporate represents overhead and administrative costs not allocated to the DAS business units. Interest expense, interest income, income tax expense and other non-operating items are not allocated to the operating segments. Segment information for the quarter and six months ended June 30, 2002 and 2001 is as follows:

		Directory
	DonTech	Advertising	General &		Consolidated
	Partnership	Services	Corporate	Other(1)	Totals

Three Months Ended June 30, 2002

Net revenue	—	$19,456	—	—	$19,456

Operating income (loss)	$36,627	7,810	$(3,826)	$(218)	40,393

Depreciation and amortization	—	1,486	71	—	1,557

EBITDA(2)	36,627	9,296	(3,755)	(218)	41,950

Total assets	187,783	42,141	50,968	—	280,892

Three Months Ended June 30, 2001

Net revenue	—	$20,034	—	—	$20,034

Operating income (loss)	$37,085	6,069	$(3,946)	—	39,208

Depreciation and amortization	—	2,592	163	—	2,755

EBITDA(2)	37,085	8,661	(3,783)	—	41,963

Total assets	194,790	42,940	78,318	—	316,048

Six Months Ended June 30, 2002

Net revenue	—	$37,845	—	—	$37,845

Operating income (loss)	$58,532	17,585	$(7,850)	$(218)	68,049

Depreciation and amortization	—	3,017	147	—	3,164

EBITDA(2)	58,532	20,602	(7,703)	(218)	71,213

Six Months Ended June 30, 2001

Net revenue	—	$38,873	—	—	$38,873

Operating income (loss)	$59,084	15,536	$(7,749)	—	66,871

Depreciation and amortization	—	5,246	394	—	5,640

EBITDA(2)	59,084	20,782	(7,355)	—	72,511

(1)	Represents expenses incurred in connection with the 2001 restructuring and special charge. These expenses were not originally anticipated and are therefore treated as a current period expense (see also Note 5).

(2)	EBITDA represents earnings before interest, taxes and depreciation and amortization. EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles and should not be considered as a substitute for operating income or net income prepared in conformity with generally accepted accounting principles. In addition, EBITDA may not be comparable to similarly titled measures of other companies.

We also evaluate DonTech and DAS based on advertising sales because, while these sales do not appear on our financial statements or the financial statements of DonTech, they are a critical measure of performance reviewed by management and play an important role in management’s decision in allocating financial resources. For a discussion of advertising sales, see “Management’s Discussion and Analysis – Results of Operations.”

8.	Litigation

Rockland Yellow Pages. In 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages (as “plaintiffs”) initiated a lawsuit against the Company and Bell Atlantic Corporation (as “defendants”) in the United States District Court for the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which we served as Bell Atlantic’s advertising sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which resulted in damages to the Rockland Yellow Pages. In May 2001, the District Court dismissed substantially all of plaintiffs’ claims, and in August 2001, the remaining claims were either withdrawn by the plaintiffs or dismissed by the District Court. The plaintiffs then filed a complaint against the same defendants in New York State Supreme Court, in Rockland County, alleging virtually the same state law tort claim previously dismissed by the District Court and seeking unspecified damages. In October 2001, defendants filed a motion to dismiss this complaint. On May 5, 2002, the Court granted defendants’ motion to dismiss the complaint. Plaintiffs have filed an appeal of this dismissal. Nonetheless, we presently do not believe that the final outcome of this matter will have a material adverse effect on our results of operations or financial condition.

Information Resources. In 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming The Dun & Bradstreet Corporation (“D&B”), ACNielsen Company and IMS International Inc., at the time of the filing, all wholly owned subsidiaries of D&B, as defendants

(the “IRI Action”). IRI alleges, among other things, various violations of the antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortuous interference with a contract and a claim of tortuous interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement. IRI is seeking damages in excess of $350,000, which amount IRI seeks to treble under antitrust laws. IRI is also seeking punitive damages of an unspecified amount. Under the definitive agreement entered into in connection with our separation from D&B in 1998 (the “Distribution Agreement”), D&B assumed the defense and agreed to indemnify us against any payments that we may be required to make, including related legal fees. As required by the Distribution Agreement, Moody’s Corporation, which subsequently separated from D&B, agreed to be jointly and severally liable with D&B for the indemnity obligation to us. At this stage in the proceedings, we are unable to predict the outcome of this matter. While no assurances can be provided, we currently believe that D&B and Moody’s have sufficient financial resources and borrowing capacity to reimburse us for any payments we make and related costs we incur.

Tax Matters. Certain tax planning strategies entered into by D&B are currently subject to review by tax authorities. As a result of the form of our separation from D&B, we are the corporate successor of, and technically the taxpayer referred to below as D&B. However, under the terms of the Distribution Agreement and the Tax Allocation Agreement with D&B, D&B agreed to assume the defense and to indemnify us for any tax liability that may be assessed and any related costs and expenses we incur. Also, as required by the Distribution Agreement, Moody’s Corporation is jointly and severally liable with D&B for the indemnity obligation to us. Under the terms of a series of agreements between D&B, IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (both former subsidiaries of D&B), D&B is required to pay the first $137,000 of any tax liability and accrued interest assessed by the tax authorities with respect to certain tax matters (including those discussed in detail below), as well as other tax liabilities. Any amount in excess of $137,000 will be paid 50% by IMS and NMR jointly and severally and 50% by D&B.

In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS assessment. The amended tax return reflected an additional $561,600 of tax and interest due. In 2000, D&B paid the IRS $349,300 while IMS (on behalf of itself and NMR) paid approximately $212,300. We understand that this payment was made under dispute in order to stop additional interest from accruing and that D&B is contesting the IRS’s formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid, and that D&B has filed a petition for a refund in the United States District Court.

In connection with that IRS assessment and amended tax return, IMS has filed an arbitration proceeding against NMR claiming that NMR subsequently underpaid to IMS its proper allocation of the above-referenced tax liability under the agreements between NMR and IMS, to which neither D&B nor we are party. IMS has included us as a respondent in the arbitration proceeding so that if NMR prevails in its interpretation of the allocation computation, then IMS could apply that same interpretation of the allocation computation against us under its agreement with us (as successor to D&B). The arbitration panel has ruled that we are a proper party to the arbitration. As required by the Distribution Agreement and Tax Allocation Agreement, D&B and Moody’s are defending us in this arbitration proceeding at their cost and expense. If NMR prevails in the arbitration against IMS and in turn IMS prevails against us, we believe that our additional liability under this alternative interpretation of the allocation computation would be approximately $15,000 (a $60,000 gross claim offset by approximately $45,000 of tax benefit). While we believe that the original interpretation of the allocation computation is correct and the claims of IMS are without merit, if NMR prevails against IMS and in turn IMS prevails against us in this arbitration proceeding, D&B and Moody’s would be jointly and severally obligated to indemnify us against any such liability.

We believe that the fact that D&B and IMS have already paid the IRS a substantial amount of additional taxes with respect to the contested tax planning strategies significantly mitigates our risk. While no assurances can be given, we currently believe that D&B and Moody’s have sufficient financial resources and borrowing capacity to reimburse us for any payments we make and related costs we incur.

During the second quarter of 2002, D&B received a Notice of Proposed Adjustment from the IRS with respect to a transaction entered into in 1993. In this Notice, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1994, 1995 and 1996 tax returns. The IRS previously concluded an audit of this transaction for taxable years 1993 and 1994 and did not disallow any similarly claimed deductions. We understand that D&B disagrees with the position taken by the IRS in its Notice and has filed a responsive brief to this effect with the IRS. If the IRS were to issue a formal assessment consistent with the Notice, then a payment of the disputed amounts would be required, if D&B opted to challenge the assessment in U.S. District Court rather than in U.S. Tax Court. In the event of such challenge by D&B, the required payment by D&B to the IRS would be up to $42,000 ($48,000 offset by $6,000 tax benefit). Again, as required by the Distribution Agreement and Tax Allocation Agreement, D&B and Moody’s are required to joint and severally indemnify us against any such liability.

No material amounts have been accrued in the consolidated financial statements for any of these matters.

Other matters. We are also involved in other legal proceedings, claims and litigation arising in the ordinary conduct of our business. Although there can be no assurances, we currently believe that the outcome of such legal proceedings will not have a material adverse effect on our results of operations or financial condition.

9.	New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement, among other things, changes the way gains and losses from the extinguishment of debt are reported. Previously, all gains and losses from the extinguishment of debt were required to be reported as an extraordinary item, net of related tax effect. Under FAS 145, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt is both an unusual and infrequent event for the entity. Previously reported extraordinary gains and losses from the extinguishment of debt that are not unusual or infrequent should be reclassified. This Statement is effective for 2003. Upon adoption of this Statement, we will reclassify amounts previously reported as extraordinary losses to interest expense and tax expense. The adoption of this Statement will not impact our previously reported net income. Had we decided to adopt this Statement during the second quarter of 2002, reported interest expense for the six months ended June 30, 2002 and 2001 would have been $0.3 million and $0.5 million higher, respectively. Additionally, reported provision for income taxes for the six months ended June 30, 2002 and 2001 would have been $0.1 million and $0.2 million lower, respectively.

In June 2002, the FASB issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement is effective for 2003 and is to be applied prospectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this Form 10-Q regarding R.H. Donnelley’s future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update any forward-looking statements. Such risks and uncertainties include, without limitation, the following:

(1)  Dependence on a Limited Number of Relationships
 Our business consists primarily of two relationships; a perpetual partnership with SBC Communications Inc. (“SBC”) called DonTech; and two sales agency arrangements with Sprint Corporation (“Sprint”), which expire in 2004 and 2010. Due to the limited number of relationships, our business portfolio is not highly diversified and a material decline in the results of one relationship, especially our relationship with SBC, would likely have a material adverse effect on our overall operating results. No assurance can be given that we will be able to renew our existing Sprint sales agency or various pre-press publishing agreements as they expire or that we will be able to secure additional business to replace these contracts as they expire. Any such failure to renew or replace these contracts would likely have a material adverse effect on our financial condition and results of operations.

(2)  Dependence on our Business Partners
 DonTech is the exclusive sales agent for SBC’s yellow pages directories in certain markets and we are the exclusive sales agent for Sprint’s yellow pages directories in certain markets. SBC and Sprint are the publishers of these directories. As the exclusive sales agent, DonTech and we are responsible for the management of our respective sales forces, including compensation, recruiting, training and other sales related matters. As the publisher, SBC and Sprint have responsibility for and control over all other matters, including without limitation, product development, pricing, scheduling, marketing, distribution, billing, collections, credit and customer service. While we believe that DonTech’s and our economic interests are generally aligned with those of SBC and Sprint with respect to their yellow pages directory operations, SBC or Sprint could implement policies or decisions (in which DonTech or we would likely have little or no participation or influence), and/or perform their obligations in a manner that could have a material adverse effect on our results of operations or financial condition and, potentially, on our relationship with our business partners. DonTech and we are afforded certain protections under the respective agreements, which we believe could mitigate to a significant degree the adverse effects of such policy changes or decisions on us. However, we cannot give any assurances that such policy changes or decisions would not have a material adverse effect on our results of operations, financial condition or our relationship with our business partners. Lastly, we maintain large receivable balances from SBC and Sprint, and any liquidity difficulties that they may experience could materially impact our results of operations, financial condition and liquidity.

(3)  Uncertainty Regarding Changes in the Industry
 Our ability to diversify our business portfolio by providing sales agency, pre-press publishing or other services to SBC or Sprint in other markets or to other publishers in the industry may be impacted by uncertainties caused by consolidation within the telecommunications and independent yellow pages publishing industries or other changes. Also, most yellow pages directory publishers provide all sales and publishing functions internally, which could impact our ability to renew or obtain additional outsourcing business from our current publishers or offer our services to other yellow pages directory publishers. Our inability to diversify our business portfolio or expand the services we provide could negatively impact our ability to grow revenues and income and/or have a material adverse effect on our financial condition and results of operations. In addition, the effects of the Telecommunications Act of 1996 are still developing and the ultimate impact of those changes is still uncertain. The introduction of new products or technologies (including electronic delivery of directory information) by other companies and/or pricing pressures from competitors or customers could also adversely affect our results of operations and financial condition.

Sprint has publicly announced that it is considering divesting its directory publishing operations. We do not believe that any sale or change in control of the Sprint directory operations would have a material adverse effect on our results of operations or financial condition because we believe all of our contractual rights related to serving as sales agent in the Central Florida and CenDon markets would survive any such sale or change in control. In addition, our CenDon agreements specifically obligate Sprint (and any successor) to indemnify us against any material damages we suffer as a result of any changes in policies, practices and procedures from those in existence at the time of the restructuring of the CenDon relationship (June 30, 2000).

(4)  General Economic Factors
 Our business results could be adversely affected by the reversal or slow down of the modest economic recovery presently being experienced in the United States, especially with respect to the markets in which we operate. In addition, any residual economic effects of, and uncertainties regarding (i) the terrorist attacks that occurred on September 11, 2001, (ii) the general possibility or express threat of similar terrorist or other related disruptive events, or (iii) the future occurrence of similar terrorist or other related disruptive events, especially with respect to the major markets in which we operate that depend heavily upon travel and tourism, could also adversely affect our business.

(5)  Use of Cash Flow
 Our free cash flow may be used for some or all of the following: repay debt, repurchase outstanding common stock and/or pursue growth initiatives within our line of business and core competencies, whether through acquisitions, joint ventures, outsourcing opportunities or otherwise. Any share repurchases would be subject to market conditions and compliance with legal restrictions, as well as restrictions under our debt covenants. Growth initiatives, if pursued, would be subject to implementation, integration and other related risks. Any significant growth initiative would likely require the issuance of additional indebtedness and could involve the public or private sale of our equity securities and no assurance can be given that any proposed transaction would be accretive to earnings. We did not repurchase any common stock in the first half of 2002. We currently intend to apply excess cash to repay debt, while we evaluate certain growth opportunities within our line of business.

The Company

R.H. Donnelley Corporation is a leading independent marketer of yellow pages advertising services tailored for small and medium-sized businesses. Our business is organized into two reportable operating segments as of January 1, 2002, the DonTech Partnership (“DonTech”) and Directory Advertising Services (“DAS”). Unless otherwise indicated, the terms “Company,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. All tabular amounts are presented in millions of dollars.

DonTech
 DonTech is a 50/50 perpetual partnership in which the Company and an operating unit of SBC are the partners. DonTech acts as the exclusive sales agent for yellow pages directories published by SBC in Illinois and northwest Indiana. DonTech sells advertising in SBC directories on behalf of SBC and receives a commission from SBC. Our income associated with DonTech is comprised of two components, our 50% interest in the net income of DonTech and revenue participation income received directly from SBC, which is based on a percentage of DonTech advertising sales. Income from DonTech accounts for a significant portion of our operating income and a material decline in the advertising sales of DonTech would likely have a material adverse effect on our results of operations and financial condition. We also provide certain pre-press publishing and billing services for SBC directories, as well as provide sales related computer applications to DonTech. The fees received for these services are included in our Directory Advertising Services (“DAS”) segment.

Directory Advertising Services
 Within our DAS segment, we sell yellow pages advertising in Sprint directories on behalf of affiliated entities of Sprint, perform pre-press publishing and related services for yellow pages directories and include all information technology costs. We are the exclusive sales agent in the greater Orlando, Florida market (“Central Florida”) for a subsidiary of Sprint and the exclusive sales agent in certain Nevada, Florida, Virginia and North Carolina markets for CenDon LLC (“CenDon”), a joint venture with Centel Directory Company (“Centel”), another subsidiary of Sprint. Other Sprint affiliates sell yellow pages advertising in other markets in these states. We receive sales commissions on all advertising we sell for Sprint and CenDon and a priority distribution on our membership interest in CenDon (“priority distribution”), which is based on a percentage of CenDon advertising sales. A material decline in the advertising sales of our Sprint operation could have a material adverse effect on our results of operations and financial condition. Our Central Florida sales agency relationship extends through 2004 and our CenDon sales agency relationship extends through 2010.

In 2000, we extended our agreements with CenDon until 2010. They were originally set to expire in 2004. The priority distribution was designed to allow us to maintain the same level of profitability that we would have earned under the predecessor CenDon Partnership through its scheduled expiration date in 2004. Under the new agreements, total payments we receive from CenDon (sales commission plus priority distribution) are expected to average approximately 37% of CenDon advertising sales through 2004. Starting with sales into 2005 directories, we will not receive a priority distribution. However, as part of the restructured arrangement, we will receive a supplemental sales commission for sales into 2005 through 2007 directories. Total payments from CenDon (sales commission plus supplemental sales commission) in 2005 are expected to be approximately 35% of CenDon advertising sales and are expected to decline 4 percentage points per year through 2007. For sales into 2008 – 2010 publications, we will receive our base 23% commission on CenDon advertising sales.

We also provide pre-press publishing services under separately negotiated contracts for the yellow pages directories of Sprint (through 2003) and SBC (through 2008) for which we and DonTech sell advertising, as well as for an unaffiliated third party publisher (through 2002). At the end of 2002, the pre-press publishing agreement with this unaffiliated publisher will expire. As a result of the restructuring actions announced in 2001, the expiration of this contract will not have a material adverse effect on our results of operations or financial condition in the future. We intend to pursue negotiations with Sprint to extend the current pre-press publishing agreement set to expire in 2003, although no assurance can be given that we will be able to extend this contract.

Our ability to provide sales agency, pre-press publishing or other services to SBC or Sprint in other markets or to other publishers in the industry may be impacted by uncertainties caused by consolidation within the telecommunications and independent yellow pages publishing industries or other changes. Also, most yellow pages directory publishers provide all sales and publishing functions internally, which could impact our ability to renew or obtain additional outsourcing business from our current publishers or offer our services to other yellow pages directory publishers. Our inability to expand the services we provide could negatively impact our ability to grow revenues and income and/or have a material adverse effect on our financial condition and results of operations. In addition, the effects of the Telecommunications Act of 1996 are still developing and the ultimate impact of those changes is still uncertain. See also “ – Forward Looking Information – Dependence on a Limited Number of Relationships and – Uncertainty Regarding Changes in the Industry” above.

Critical Accounting Policies

Certain amounts in our financial statements require that management makes assumptions and estimates based on the best available information at that time. Actual results could vary from these estimates and assumptions. Those accounting policies that involve assumptions or estimates on our part that could have a material effect on our results of operations or financial condition if the actual results differ from our assumptions or estimates are as follows:

Revenue Recognition. We earn revenue in the form of commissions from the sale of advertising on behalf of Sprint and fees from our pre-press publishing services. As a sales agent for Sprint, we recognize sales commission revenue at the time an advertising contract is executed with a customer. Sales commission revenue is recorded net of potential sales allowances, which are estimated, based on historical experience. If an advertiser is not satisfied with its yellow page advertisement (i.e. misspelled business name, incorrect business address or number, etc.), the publisher may, at its discretion, adjust the contract value. Since we earn commissions based on the aggregate value of advertising contracts, our commissions would also be adjusted under those circumstances. Concurrent with the recognition of sales commission revenue, we also recognize a sales allowance of approximately 1% of sales commission revenue, based on historical experience. The amount of sales allowance recognized is subsequently adjusted based on actual results. Historically, the actual amount of sales allowances has been consistent with our estimates and significant adjustments have not been made. Revenue from pre-press publishing operations is recognized as services are performed. We recognize no allowances for pre-press publishing services.

Trade Receivables. Trade receivables represent sales commissions earned from the sale of advertising on behalf of Sprint and fees earned for pre-press publishing services. We establish an allowance for doubtful accounts based upon historical experience and subject to contractual limitations. Our exposure to bad debt is capped under the sales agency agreement with CenDon. We record our bad debt allowance for CenDon sales based on the cap rate since the actual rate of bad debts has exceeded the capped rate for the last three years. An increase in the actual bad debt rate will not have any direct impact on our financial condition or results of operations. Under the Central Florida sales agency agreement, our exposure to bad debts is not capped and we estimate our bad debt allowance based on historical experience. This amount is subject to adjustment based on actual results. On an annualized basis, a 1% increase in actual bad debts with respect to Central Florida over the amount originally provided for would increase our consolidated expenses approximately $0.1 million. Historically, actual bad debts on these receivables have been consistent with our estimates and significant adjustments have not been made.

Receivables for sales commissions are billed to the publisher upon directory publication and collected in accordance with contractual provisions, typically in the same month of publication, but no later than nine months after publication. Receivables for pre-press publishing services are billed and collected in accordance with the terms of the applicable agreement, generally a monthly pro rata amount based on the annual contract value. If actual volumes exceed contracted volumes, an additional amount is billed to the publisher at year-end.

Investment Impairment. We have an 18% interest in ChinaBig.com (“ChinaBig”), which publishes yellow pages directories and offers Internet directory services in the People’s Republic of China. We account for this investment under the cost method and the carrying value of this investment is reflected as other non-current assets on the consolidated balance sheets. We evaluate the carrying value of this investment for impairment whenever events or changes in circumstances indicate that the carrying value may be impaired. Such events or changes in circumstance may include (i) a change in the extent or manner in which management intends to use the asset; (ii) a decrease in the market value of the asset; (iii) an independent valuation of the asset or similar type asset or (iv) a history of operating cash flow losses. If the investment is determined to be impaired, and such impairment is determined to be permanent, the carrying value would be written down to its fair value. As a quoted market price does not exist for this investment, fair value would be determined based other factors, including, but not limited to, an independent valuation, discounted cash flow analysis or a transaction in the marketplace involving a similar type investment. To evaluate whether the carrying value of the ChinaBig investment is recoverable, we review periodic financial statements, including cash flows, short-term and long-term operating and cash flow projections and have a seat on the Board of Directors of ChinaBig. During the six-month period ended June 30, 2002, no events or changes in circumstances occurred that would indicate possible impairment of the carrying value of the ChinaBig investment.

Concentration of Credit Risk. We maintain significant receivable balances with SBC and Sprint for revenue participation, priority distribution and sales commissions. We do not currently foresee a material credit risk associated with these receivables based on SBC and Sprint’s past payment history and strong cash flows from their respective directory operations. However, there can be no assurance that full payment will continue to be received on a timely basis.

Income Taxes. We recognize deferred tax assets for items that will give rise to future tax deductions. A valuation allowance is established where expected future taxable income does not support the full realization of deferred tax assets.

See Note 2 to the Consolidated Financial Statements for additional information on our accounting policies.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement, among other things, changes the way gains and losses from the extinguishment of debt are reported. Previously, all gains and losses from the extinguishment of debt were required to be reported as an extraordinary item, net of related tax effect. Under FAS 145, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt is both an unusual and infrequent event for the entity. Previously reported extraordinary gains and losses from the extinguishment of debt that are not unusual or infrequent should be reclassified. This Statement is effective for 2003. Upon adoption of this Statement, we will reclassify amounts previously reported as extraordinary losses to interest expense and tax expense. The adoption of this Statement will not impact our previously reported net income. Had we decided to adopt this Statement during the second quarter of 2002, reported interest expense for the six months ended June 30, 2002 and 2001 would have been $0.3 million and $0.5 million higher, respectively. Additionally, reported provision for income taxes for the six months ended June 30, 2002 and 2001 would have been $0.1 million and $0.2 million lower, respectively.

In June 2002, the FASB issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement is effective for 2003 and is to be applied prospectively.

RESULTS OF OPERATIONS
Three and six months ended June 30, 2002 and 2001

Net Revenue

Revenue is derived entirely from our DAS segment. As a sales agent for Sprint, we earn commission revenue based on the annual billing value of advertisements sold for Sprint directories in the period (“Sprint calendar sales”). We record our sales commission revenue net of an estimated amount for our share of credits Sprint may give customers for errors. We also earn revenue from our pre-press publishing services.

The amount of commission revenue we earn is directly correlated to Sprint calendar sales recorded during the period. We manage our selling process on a directory by directory basis. We organize each directory into a sales campaign. A typical sales campaign begins approximately six to eight months before a directory is published and ends approximately two months before the directory is published. Therefore, changes in directory publication dates, the beginning and ending dates of a sales campaign and the actual sales recorded at any point during the campaign can vary from one period to the next. These variations can cause sales commissions earned in the period (net revenue) to be materially different from net revenue earned in a prior comparative period.

Net revenue detail for the quarter and six months ended June 30, 2002 and 2001 was as follows:

	2002	2001	$ Change	% Change

Quarter ended June 30,

Sales commissions	$12.3	$12.4	$(0.1)	(0.8)%

Less: sales allowances	(0.1)	(0.3)	0.2	66.7%

Net sales commissions	12.2	12.1	0.1	0.8%

Pre-press publishing	7.3	7.9	(0.6)	(7.6)%

Net revenue	$19.5	$20.0	$(0.5)	(2.5)%

Six months ended June 30,

Sales commissions	$22.1	$22.7	$(0.6)	(2.6)%

Less: sales allowances	(0.2)	(0.6)	0.4	66.7%

Net sales commissions	21.9	22.1	(0.2)	(0.9)%

Pre-press publishing	15.9	16.8	(0.9)	(5.4)%

Net revenue	$37.8	$38.9	$(1.1)	(2.8)%

Net revenue was $19.5 million and $37.8 million for the quarter and six months ended June 30, 2002, respectively, compared to $20.0 million and $38.9 million for the quarter and six months ended June 30, 2001. Commission revenue was slightly lower for the quarter and year-to-date 2002 periods compared to the corresponding 2001 periods as Sprint calendar sales (on which we earn commission revenue) during these periods were also lower. The decrease in Sprint calendar sales was due to poor economic conditions during the first half of the year and the timing of sales campaigns relative to 2001. During 2002, certain earlier sales campaigns were extended in order to provide an opportunity for increased sales causing the start of other campaigns to be delayed. Additionally, the economic conditions during the first half of the year resulted in advertisers reducing the level of advertising spending, deciding not to advertise or not being allowed to continue to advertise under Sprint’s credit policy due to payment delinquency. Sales allowances for the quarter and six-month period were lower than the prior year as sales allowances provided for certain sales in 2001 (and subsequently reversed in September 2001) are no longer required to be provided for.

Pre-press publishing revenue was lower for the quarter and six-month period due to anticipated declines in volume. As a result of the pending expiration of the third party pre-press publishing contract in December 2002, the level of services provided is winding down, as preparatory services are not being provided for 2003 publications.

The table below sets forth the sales that we sold on behalf of Sprint and the sales that DonTech sold on behalf of SBC during the periods noted. DonTech manages its selling process in a similar manner as we manage our selling process. Accordingly, DonTech calendar sales (sales recorded by DonTech on behalf of SBC during the period) can vary from one period to the next due to changes in directory publication dates, the beginning and ending dates of a sales campaign and the actual sales recorded at any point during the campaign. Our commission revenue and priority distribution income (reported as partnership and joint venture income) from Sprint are directly correlated to the amount of Sprint calendar sales recorded in the period and our revenue participation income from SBC (reported as partnership and joint venture income) is directly correlated to the amount of DonTech calendar sales recorded in the period. Therefore, a material change in DonTech calendar sales or Sprint calendar sales would have a material effect on our results of operations and financial condition.

	2002	2001	$ Change	% Change

Quarter ended June 30,

DonTech	$125.2	$125.2	—	—

DAS	53.0	53.3	$(0.3)	(0.6)%

Total	$178.2	$178.5	$(0.3)	(0.2)%

Six months ended June 30,

DonTech	$207.1	$208.7	$(1.6)	(0.8)%

DAS	95.6	98.2	(2.6)	(2.6)

Total	$302.7	$306.9	$(4.2)	(1.4)%

See above for an explanation for the changes in Sprint calendar sales during the applicable period and “– Partnership and Joint Venture Income” below for an explanation of the changes in DonTech calendar sales during the applicable period. We followed an aggressive sales campaign schedule during last year’s third quarter which we will not follow during this year’s third quarter. As a result, we expect DonTech and Sprint calendar sales for this year’s third quarter to be lower than last year’s third quarter and accordingly, also expect revenue and partnership and joint venture income to be lower than last year’s third quarter. However, we expect that fourth quarter 2002 results will show corresponding increases over the fourth quarter 2001 results.

Management also reviews and analyzes the value of advertising sales sold on behalf of SBC and Sprint in directories that published during the period (“publication sales”). A comparison of publication sales from one period to another gives an indication of underlying sales growth in the directories for which DonTech and we sell advertising. We review publication sales for the period against publication sales for the same directories published in the prior year period (a “same store sales” type metric). Management considers this metric a lagging indicator of our sales performance. This metric also removes all the timing issues associated with a sales campaign. However, publication sales do not have a direct correlation to our reported revenue or profitability in the indicated period as most, if not all, of these sales were consummated and reported in prior periods.

If the directories that published in the current period are not consistent with the directories published in the comparable prior year period, we adjust the prior year period to include those directories that published during the current year period. A DonTech directory originally scheduled to publish in February 2002 was published in December 2001. To conform to the 2002 publication schedule, publication sales for the six months ended June 30, 2001 were adjusted to remove the value of the February 2001 directory ($28.3 million). Publication sales for the three and six months ended June 30, 2002 and 2001 were as follows:

	2002	2001	$ Change	% Change

Quarter ended June 30,

DonTech	$90.6	$89.5	$1.1	1.2%

DAS	27.8	28.9	(1.1)	(3.8)

Total	$118.4	$118.4	—	—

Six months ended June 30,

DonTech	$184.7	$194.8	$(10.1)	(5.2)%

DAS	75.1	80.5	(5.4)	(6.7)

Total	$259.8	$275.3	$(15.5)	(5.6)%

The decline of $15.5 million, or 5.6% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001 was primarily due to declines in SBC’s Chicago Consumer directory ($12.4 million) and Sprint’s January Las Vegas directory ($3.9 million). The advertisements in these directories were sold during the latter half of 2001 and were impacted by deteriorating economic conditions and increased uncertainty among advertisers.

Partnership and Joint Venture Income

We earn a significant amount of our operating income from our DonTech operation and our CenDon relationship and recognize the income from these sources as partnership and joint venture income. Partnership and joint venture income (“partnership income”) from DonTech includes our share of the net income of DonTech (accounted for under the equity method) and revenue participation income from SBC. As a sales agent for SBC, DonTech earns commission revenue based on the annual billing value of advertisements sold for SBC directories in the period (“DonTech calendar sales”). DonTech’s net income (of which we recognize 50%) is dependent on DonTech calendar sales. Additionally, our revenue participation income is directly correlated to the amount of DonTech calendar sales in the period. Partnership income from our CenDon relationship consists of the priority distribution on our membership interest in CenDon LLC. Partnership income for the quarter and six months ended June 30, 2002 and 2001 was as follows:

	2002	2001	$ Change	% Change

Quarter ended June 30,

DonTech

Revenue participation	$29.9	$30.0	$(0.1)	(0.3)%

Equity income share	6.7	7.1	(0.4)	(5.6)

Total DonTech	36.6	37.1	(0.5)	(1.3)

CenDon priority distribution	4.3	4.1	0.2	4.9

Total	$40.9	$41.2	$(0.3)	(0.7)%

Six months ended June 30,

DonTech

Revenue participation	$49.3	$50.2	$(0.9)	(1.8)%

Equity income share	9.2	8.9	0.3	3.4

Total DonTech	58.5	59.1	(0.6)	(1.0)

CenDon priority distribution	9.5	9.1	0.4	4.4

Total	$68.0	$68.2	$(0.2)	(0.3)%

Partnership income was $40.9 million and $68.0 million for the quarter and six months ended June 30, 2002, respectively, compared to $41.2 million and $68.2 million for the quarter and six months ended June 30, 2001. Our share of DonTech’s net profit for the quarter was slightly lower than last year primarily due to the timing of partnership expenses. For the six-month period, partnership income from DonTech was lower due to a decline in revenue participation income caused by lower DonTech calendar sales (see “Net Revenue” above for the amount of DonTech calendar sales) as advertisers remain cautious in the current economic environment and are buying smaller advertising programs than they have typically purchased in prior years. This decline in revenue participation income was partially offset by higher equity income as a result of partnership expense savings in 2002.

CenDon priority distribution income increased in the quarter and six-month period as a result of a contractual increase in the priority distribution rate for 2002 more than offsetting the negative effect of lower calendar sales (see “Net Revenue” above for a discussion of Sprint calendar sales).

Expenses

Expenses were as follows:

	2002	2001	$ Change	% Change

Quarter ended June 30,

Operating expenses	$13.6	$14.3	$(0.7)	(4.9)%

G&A expense	4.5	5.0	(0.5)	(10.0)

D&A expense	1.6	2.7	(1.1)	(40.7)

Restructuring and special charge	0.2	—	0.2	n/m

Total	$19.9	$22.0	$(2.1)	(9.5)%

Six months ended June 30,

Operating expenses	$24.9	$25.4	$(0.5)	(2.0)%

G&A expense	9.5	9.2	0.3	3.3

D&A expense	3.2	5.6	(2.4)	(42.9)

Restructuring and special charge	0.2	—	0.2	n/m

Total	$37.8	$40.2	$(2.4)	(6.0)%

Operating expenses were $13.6 million and $24.9 million for the quarter and six months ended June 30, 2002, respectively, compared to $14.3 million and $25.4 million for the quarter and six months ended June 30, 2001. The decrease in the quarter and six-month period was primarily due to one-time costs incurred in 2001 of $0.7 million for our share of potential losses related to prior CenDon Partnership receivable write-offs in excess of amounts provided for by the Partnership.

General and administrative expenses were $4.5 million and $9.5 million for the quarter and six months ended June 30, 2002, respectively, compared to $5.0 million and $9.2 million for the quarter and six months ended June 30, 2001. The decrease in general and administrative expenses in the quarter was principally due to lower consulting costs. The increase in general and administrative expenses for the year-to-date period was primarily due to relocation costs in connection with the executive management transition ($0.4 million) and higher payroll taxes and employee benefit costs ($0.4 million) partially offset by lower consulting costs ($0.5 million).

Depreciation and amortization expense was $1.6 million and $3.2 million for the quarter and six months ended June 30, 2002, respectively, compared to $2.7 million and $5.6 million for the quarter and six months ended June 30, 2001. The decrease in the quarter and year-to-date periods was primarily due to the original investment in the Raleigh Information Center being fully depreciated by the end of 2001.

In the second quarter 2002, additional expenses of $0.2 million were incurred in connection with our executive management transition and restructuring plan announced at the end of 2001. Certain amounts included in the 2001 restructuring and special charge were estimates made by management based on the best information available at the time. Actual amounts paid can differ from these estimates and these differences are recognized as current period expense or income. The $0.2 million of expense represents the net of $0.3 million of retirement benefits paid in connection with the executive management transition over the amount originally reserved for offset by the reversal of $0.1 million for professional fees, as the actual amount of fees paid was less than the amount originally reserved.

Operating Income

Operating income for DonTech includes our 50% interest in the net income of DonTech and revenue participation income, but does not include an allocation of certain general and administrative expenses incurred to support this business. Operating income for DAS includes the operating results of each of the included business units, less an allocation of certain shared expenses based on estimated business usage. General & Corporate represents overhead and administrative costs not allocated to the DAS business units. Operating income by segment was as follows:

	2002	2001	$ Change	% Change

Quarter ended June 30,

DonTech	$36.6	$37.1	$(0.5)	(1.3)%

DAS	7.8	6.0	1.8	30.0

General & Corporate	(3.8)	(3.9)	0.1	2.6

Segment Operating Income	40.6	39.2	1.4	3.6

Restructuring and special charge	(0.2)	—	(0.2)	n/m

Total	$40.4	$39.2	$1.2	3.1%

Six months ended June 30,

DonTech	$58.5	$59.1	$(0.6)	(1.0)%

DAS	17.6	15.5	2.1	13.5

General & Corporate	(7.8)	(7.7)	(0.1)	(1.3)

Segment Operating Income	68.3	66.9	1.6	2.4

Restructuring and special charge	(0.2)	—	(0.2)	n/m

Total	$68.1	$66.9	$1.4	2.1%

Operating income was $40.4 million and $68.1 million for the quarter and six months ended June 30, 2002, respectively, compared to $39.2 million and $66.9 million for the quarter and six months ended June 30, 2001. The increase in operating income for the quarter and six-month periods was primarily driven by higher DAS operating income partially offset by lower operating income from DonTech. See “Partnership and Joint Venture Income” above for an explanation of the decrease in DonTech operating income. For the quarter, DAS operating income increased $1.8 million primarily due to lower depreciation and amortization expense of $1.1 million as the investment in the Raleigh Information Center was fully depreciated by the end of 2001 and the one-time costs of $0.7 million in 2001 for our share of potential losses related to prior CenDon Partnership receivable write-offs in excess of amounts provided for by the Partnership. DAS operating income for the six-month period increased $2.1 million due to lower depreciation and amortization expense of $2.2 million and the one-time costs associated with prior CenDon Partnership matters, partially offset by the $0.9 million decline in publishing revenue resulting from lower volumes.

Interest and Taxes

Net interest expense was $5.9 million and $11.9 million for the quarter and six months ended June 30, 2002, respectively, compared to $6.2 million and $12.8 million for the quarter and six months ended June 30, 2001. The quarter and year-to-date decrease in 2002 was primarily due to lower average outstanding debt levels as we continue to use excess cash to prepay our debt.

The effective tax rate for the quarter and six months ended June 30, 2002 was 38.5% compared to 37.5% for the quarter and six months ended June 30, 2001. The increase in the effective tax rate was due to changes in state apportionment factors.

Extraordinary Loss

In the second quarter of 2002, we prepaid $7.5 million of debt and through the first six months of 2002, we prepaid $42.5 million of debt. The extraordinary loss recognized in the quarter and six-month period related to the write-off of related deferred financing costs. The extraordinary loss had no impact on diluted earnings per share for the quarter or year-to-date periods in 2002.

Net Income and Earnings Per Share

Net income for the second quarter 2002 was $21.2 million, or $0.70 per diluted share compared to net income of $20.6 million, or $0.66 per diluted share for the second quarter 2001. For the six month period ended June 30, 2002, net income was $34.4 million, or $1.14 per diluted share compared to net income of $33.5 million, or $1.06 per diluted share for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flows from operations. Additionally, at June 30, 2002, we had available $100 million under our $100 million Senior Revolving Credit Facility (the “Revolver”). We believe that cash flows generated from operations and the available borrowing capacity under the Revolver will be sufficient to fund our operations and meet our obligations to our employees, vendors and creditors for at least the next 12 to 24 months. Our sources of cash flow are primarily from revenue participation, priority distribution and sales commission payments received from SBC and Sprint. These payments are all directly dependent on the value of advertising sold and can be impacted by, among other factors, competition in our markets, general economic conditions and the level of demand for yellow pages advertising. Management believes that if advertising sales were to decline by 10%, cash flow from operations, together with the available borrowing capacity under the Revolver, would still be sufficient to fund our operations and meet our obligations to our employees, vendors and creditors for at least the next 12 to 24 months. See “Forward-Looking Information – Use of Cash Flow.”

In addition, as the publisher of the respective directories, Sprint and SBC are responsible for and consequently control many of the critical functions and decisions that can impact our results and the results of DonTech. While it has not historically been the case, their respective policies, decisions and performance of their respective obligations in these areas, in which we have little or no participation or influence, could have a material adverse effect on our results of operations or financial condition. See “Forward-Looking Information – Dependence on our Business Partners.”

Sprint has publicly announced that it is considering divesting its directory publishing operations. We do not believe that any sale or change in control of the Sprint directory operations would have a material adverse effect on our results of operations or financial condition because we believe all of our contractual rights related to serving as sales agent in the Central Florida and CenDon markets would survive any such sale or change in control. In addition, our CenDon agreements specifically obligate Sprint (and any successor) to indemnify us against any material damages we suffer as a result of any changes in policies, practices and procedures from those in existence at the time of the restructuring of the CenDon relationship (June 30, 2000). We believe that this indemnity significantly protects us against any potential material adverse effects from any such sale or change in control with respect to the CenDon markets.

During the first six months of 2002, we generated $28.2 million of cash flow from operations compared to $34.7 million during the first six months of 2001. The decrease of $6.5 million was primarily due to the net effect of payments of $13.1 million related to the restructuring and special charge recorded in 2001 (see Note 5 in Item 1 “Financial Statements”) and $4.0 million less in cash received from partnerships and joint ventures. Cash received from partnerships and joint ventures in 2001 included $6.3 million from the CenDon Partnership as the partnership continued to collect its receivables and distribute cash to the partners. There were no cash distributions from the CenDon Partnership received in 2002. These decreases were partially offset by lower tax payments of $5.3 million due to timing and payments of $5.2 million in 2001 for severance and other costs related to the disposition of the Bell Atlantic, Cincinnati and Get Digital Smart businesses in 2000. We expect cash outflows related to our 2001 restructuring and special charge to be approximately $1.0 million to $1.5 million for the remainder of the year, mainly relating to the idle leased space in the Raleigh facility and severance. The majority of the announced layoffs related to the expiration of the pre-press publishing contract will occur in the fourth quarter. There are no payments remaining for the executive management transition.

Cash used in investing activities for the first half of 2002 was $1.3 million, which consisted of fixed assets and computer software purchases. Cash used in investing activities for the prior year period was $3.5 million, which included a $1.6 million investment in ChinaBig in accordance with our contractual obligations. This payment represented our final required investment in ChinaBig. We currently have no material commitments for investment spending or capital expenditures.

Net cash used in financing activities was $39.2 million for the first half of 2002 compared to $79.0 million in the first half of 2001. The decrease in cash used for financing activities is primarily due to the repurchase of $32.5 million of our common stock during the first half of 2001 compared to no repurchases of our common stock during the first half of 2002. As previously reported, certain telecommunications companies have publicly announced their intent to consider or explore divesting their respective directory publishing operations. We intend to carefully evaluate these potential growth opportunities within our line of business. During our evaluation of these opportunities, we have suspended our share repurchase programs and currently intend to apply excess cash flow to repay debt. See “Forward Looking Information — Use of Cash Flow.”

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Risk Management

We borrow funds under our Senior Secured Term Facilities (“Term Facilities”) and Revolver at prevailing short-term rates. To mitigate our exposure to fluctuating short-term interest rates, we have an outstanding interest rate swap with a notional value of $75 million whereby we pay a fixed rate and receive a variable rate based on 3-month LIBOR. In June 2002, an interest rate swap with a notional value of $50 million expired and due to the reduced level of indebtedness, we did not, nor do we presently intend to replace the interest rate swap.

The outstanding interest rate swap exposes us to credit risk in the event that we are in a net gain position and the counterparty to the agreement does not, or can not meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. At June 30, 2002, we were in a net loss position (see “Market Risk Sensitive Instruments” below), and therefore, were not exposed to credit risk. The counterparty to the swap is a major financial institution and, had we been in a net gain position, we would expect this counterparty to be able to perform its obligations under the swap. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes.

Market Risk Sensitive Instruments

The interest rate swap has been designated as a cash flow hedge. In accordance with FAS 133, the fair value of the swap is recognized in other comprehensive income, a component of shareholders’ equity. The fair value of the swap was based on quoted market prices. At June 30, 2002, the unrealized fair value, which is the difference between what we would have to pay to terminate the swap, and the book value of the swap, was a loss of $2.5 million ($1.6 million, after tax). This loss was recognized in the consolidated balance sheet as other non-current liabilities and accumulated other comprehensive loss, a component of shareholders’ deficit.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the discussion of legal proceedings under Item 3 of Part I in our Annual Report on Form 10-K for the year ended December 31, 2001 (“10-K”). As of June 30, 2002, there have been no material changes in the information with respect to legal proceedings from that set forth in the 10-K. See also Note 8 of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

We are also involved in certain legal proceedings incidental to the normal conduct of our business. Although there can be no assurances, we presently believe that the outcome of such legal proceedings will not have a material adverse effect on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders (“Meeting”) was held in White Plains, N.Y. on May 1, 2002. At the Meeting, the Company’s stockholders elected the two Class III Directors nominated for election by the Board of Directors to serve three-year terms as follows:

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

At the Meeting, the Company’s stockholders also ratified the appointment of PricewaterhouseCoopers LLP (“PwC”) to serve as our independent accountants for 2002 as follows:

	Votes For	Votes Against	Abstentions

Ratification of the appointment of PwC	26,053,915	660,394	17,073

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.	Document
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)

3.3	Certificate of Incorporation of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

3.4	By-laws of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.1	Indenture dated as of June 5, 1998 between R.H. Donnelley Inc., as Issuer, the Company, as Guarantor, and the Bank of New York, as Trustee, with respect to the 91/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.2	Form of the 91/8% Senior Subordinated Notes due 2008 (included in Exhibit 4.1)

4.3	Company Guarantee (included in Exhibit 4.1)

4.4	Rights Agreement, dated as of October 27, 1998 between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Registration No. 001-07155)

4.5	Amendment No. 1 to Rights Agreement dated as of February 26, 2001 by and among R.H. Donnelley Corporation, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.1	Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

10.2	Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

Exhibit No.	Document

10.3	Form of Employee Benefits Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.4 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

10.4	Form of Intellectual Property Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.5 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

10.5	Form of Amended and Restated Transition Services Agreement between the Company (f/k/a The Dun & Bradstreet Corporation), The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner Group, Inc. (incorporated by reference to Exhibit 99.9 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

10.6	Credit Agreement among the Company, R.H. Donnelley Inc., The Chase Manhattan Bank, as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

10.7	First Amendment to Credit Agreement, dated as of March 4, 1999, among the Company, R.H. Donnelley Inc., The Chase Manhattan Bank, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)

10.8	DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.9	Revenue Participation Agreement, dated as of August 19, 1997, by and between APIL Partners Partnership and R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.10	Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.11	Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

Exhibit No.	Document

10.12	Second Amended and Restated Partnership Agreement, effective as of August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.13	Agreement for Publishing Services, dated as of January 1, 2002 between Ameritech Publishing Inc. and R.H. Donnelley Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, Commission File No. 001-07155) (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment)

10.14*	Limited Liability Company Agreement of CenDon, L.L.C. dated April 27, 2000 between R.H. Donnelley Inc. and Centel Directory Company (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment)

10.15*	Sales Agency Agreement dated April 27, 2000 among R.H. Donnelley Inc., Centel Directory Company and CenDon, L.L.C.

10.16*	Agreement for Publishing Services dated April 27, 2000 between R.H. Donnelley and CenDon, L.L.C. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment)

10.17^	Key Employees’ Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.18^	1991 Key Employees’ Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000, Commission File No. 001-07155)

10.19^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 001-07155)

10.20^	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-07155)

10.21^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-07155)

10.22^	2001 Partner Share Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 30, 2001, Registration No. 333-59790)

Exhibit No.	Document

10.23^	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.02 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July, 25, 2001, Registration No. 333-65822)

10.24^	Form of Annual Incentive Program Award (incorporated by reference to Exhibit 99.03 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July, 25, 2001, Registration No. 333-65822)

10.25^	Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July, 25, 2001, Registration No. 333-65822)

10.26^	Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

10.27^	Amended and Restated Employment Agreement dated as of December 27, 2001 between the Company and Frank R. Noonan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-07155)

10.28^	Amended and Restated Employment Agreement dated as of December 27, 2001 between the Company and Philip C. Danford (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-07155)

10.29^*	Employment Agreement effective as of May 1, 2002 between the Company and David C. Swanson

10.30^*	Employment Agreement effective March 1, 2002 between the Company and Steven M. Blondy

10.31^	Employment Agreement dated as of September 28, 1998 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.32^	Amendment No. 1 to Employment Agreement dated as of July 27, 2000 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.33^	Amendment No. 2 to Employment Agreement dated as of February 27, 2001 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.34^	Employment Agreement dated as of September 26, 2000 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

Exhibit No.	Document

10.35^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.36^	Employment Agreement dated as of January 1, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.37^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.38^	Separation Agreement and Release dated as of March 15, 2001 between the Company and Judith A. Norton (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

99.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2002 by David C. Swanson, Chief Executive Officer

99.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2002 by Steven M. Blondy, Senior Vice President and Chief Financial Officer

*	Filed herewith

^	Management contract or compensatory plan

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	By:	R.H. DONNELLEY CORPORATION

/s/ Steven M. Blondy

Steven M. Blondy Senior Vice President and Chief Financial Officer

Date: August 14, 2002	By:	/s/ William C. Drexler

William C. Drexler Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	By:	R.H. DONNELLEY INC.

/s/ Steven M. Blondy

Steven M. Blondy Senior Vice President and Chief Financial Officer

Date: August 14, 2002	By:	/s/ William C. Drexler

William C. Drexler Vice President and Controller