Form 10-K
period 2003-12-31
DONNELLEY R H INC; R H DONNELLEY CORP
filed 2004-03-12
CIK 1065310, 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

     (Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ___________________________

Commission file number 001-07155

R.H. DONNELLEY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2740040

(State of Incorporation)	(IRS Employer Identification No.)

One Manhattanville Road, Purchase, N.Y.	10577

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code	(914) 933-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, par value $1 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑	Yes No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).

☑	Yes No ☐

(continued)

The aggregate market value at June 30, 2003, the last day of our most recently completed second quarter, of shares of the Registrant’s common stock (based upon the closing price per share of $36.47 of such stock on The New York Stock Exchange on such date) held by non-affiliates of the Registrant was approximately $1,115,526,000. At June 30, 2003, there were 30,725,980 outstanding shares of the Registrant’s common stock, not including any shares of common stock beneficially owned by The Goldman Sachs Group, Inc. The aggregate market value at March 8, 2004 of shares of the Registrant’s common stock (based upon the closing price per share of $43.81 of such stock on The New York Stock Exchange on such date) held by non-affiliates of the Registrant was approximately $1,354,360,900. For purposes of both of these calculations, only those shares held by directors and executive officers of the Registrant and shares beneficially owned by The Goldman Sachs Group, Inc. have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant. At March 8, 2004, there were 31,053,015 outstanding shares of the Registrant’s common stock, not including any shares of common stock beneficially owned by The Goldman Sachs Group, Inc.

Commission file number 333-59287

R.H. DONNELLEY INC. *

(Exact name of registrant as specified in its charter)

Delaware	36-2467635

(State of Incorporation)	(IRS Employer Identification No.)

One Manhattanville Road, Purchase, N.Y.	10577

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code	(914) 933-6400

*	R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. meets the conditions set forth in General Instructions I 1(a) and (b) of Form 10-K and is therefore filing this report with respect to R.H. Donnelley Inc. with the reduced disclosure format. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes, which Notes were redeemed in full on February 6, 2004. In addition, R.H. Donnelley Inc. is the obligor of 8 7/8% Senior Notes due 2010 and 10 7/8% Senior Subordinated Notes due 2012 and is now subject to the filing requirements of Section 15(d) as a result of such notes. As of March 8, 2004, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

Documents Incorporated By Reference

Part III
Item 10	Directors and Executive Officers of the Registrant
Information responsive to this Item can be found under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Commission prior to March 31, 2004.

Item 11	Executive Compensation	Information responsive to this Item can be found under the caption “Director and Executive Compensation” in the Company’s Proxy Statement to be filed with the Commission prior to March 31, 2004.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information responsive to this Item can be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the Commission prior to March 31, 2004.

Item 13	Certain Relationships and Related Transactions
Information responsive to this Item can be found under the caption “Director and Executive Compensation – Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement to be filed with the Commission prior to March 31, 2004.

Item 14	Principal Accountant Fees and Services
Information responsive to this Item can be found under the caption “Board of Directors-Committees of the Board of Directors-Audit and Finance Committee” and –“Report of the Audit and Finance Committee-Fees” in the Company’s Proxy Statement to be filed with the Commission prior to March 31, 2004.

PART I

ITEM 1.	BUSINESS

Except where otherwise indicated, the terms “Company,” “Donnelley,” “RHD,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. R.H. Donnelley Inc. is our wholly owned direct subsidiary. Our executive offices are presently located at One Manhattanville Road, Purchase, New York 10577 and our telephone number is (914) 933-6400. We expect to relocate our executive offices to North Carolina during the first half of 2004. At that time, our address will be 1001 Winstead Drive, Cary, North Carolina 27513, and our telephone number will be (800) 497-6329. Our Internet website address is www.rhd.com. We make available free of charge on our website our annual, quarterly and current reports, including amendments to such reports, as soon as practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our filings can also be obtained from the SEC website at www.sec.gov or by calling toll free the SEC Office of Public Reference at (800) 942-8090. However, the information found on our website or the SEC website is not part of this annual report.

Corporate Overview

We are the sixth largest directory publisher in the United States based on revenue. We have been in the yellow pages business in various capacities for over 100 years. We now publish 260 Sprint-branded, revenue-generating yellow pages directories in 18 states and have a total circulation of approximately 18 million, serving approximately 160,000 local and 4,000 national advertisers. Through The DonTech II Partnership (“DonTech”), our partnership with an affiliate of SBC Communications Inc. (“SBC”), we sell advertising for an additional 129 SBC-branded directories in Illinois and northwest Indiana with a total circulation of approximately 10 million, serving approximately 100,000 local advertisers. Many local advertisers rely on the yellow pages directories as their primary or sole method of advertising.

On January 3, 2003, we acquired all the outstanding common stock of the various entities comprising Sprint Publishing and Advertising (“SPA”), Sprint Corporation’s (“Sprint”) directory publishing business. See “SPA Acquisition” below for a further description of the acquisition. The acquisition transformed Donnelley from a sales agent and pre-press vendor into a leading publisher of yellow pages directories. Prior to the SPA acquisition, we were one of the largest independent sales agents and pre-press vendors for yellow pages advertising in the United States.

Commencing in 2003, our operating and financial results reflect our yellow pages publishing business, rather than our former business as a sales agent and pre-press vendor for yellow pages advertising on behalf of other publishers, including SPA. As a publisher, we report the full value of advertising sales and certain direct costs under the deferral and amortization method. As a sales agent and pre-press vendor for yellow pages advertising, in 2001 and 2002 our revenue reflected sales commissions and pre-press fees from, or other transactions with, our business partners, including SPA, and our expenses were charged to earnings as incurred. DonTech remained unchanged following the SPA acquisition, and our financial presentation of DonTech is consistent for all periods presented in this annual report.

In addition, in the first quarter of 2003, we revised our historical segment reporting to reflect the change in our business that resulted from the SPA acquisition and to reflect the way management now reviews and analyzes the business. Our reportable operating segments are now Donnelley and DonTech. The Donnelley segment includes the revenue from our 260 Sprint-branded yellow pages directories and our pre-press publishing services contract with SBC, and all operating and administrative expenses. The DonTech segment includes revenue participation income and our 50% interest in the net profits of DonTech. See Note 14 to the Company’s audited consolidated financial statements included in Item 8 of this annual report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report for more information regarding the Company’s segments.

SPA Acquisition

On January 3, 2003, we completed the acquisition of SPA by purchasing the stock of two subsidiaries of Sprint, DirectoriesAmerica, Inc. and Centel Directory Company (“Centel”), for $2.23 billion in cash. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report for more information regarding the financing for, and financial implications of, the SPA acquisition.

In connection with the acquisition of SPA, we entered into a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively, “Directory Services Agreements”) with Sprint. The directory services license agreement gives us the exclusive right to produce, publish and distribute directories for Sprint in the markets in 18 states where Sprint provided local telephone service at the time of the transaction. The trademark license agreement gives us the exclusive right to use certain Sprint trademarks, including the Sprint diamond logo, in those markets. The non-competition agreement prohibits Sprint in those markets from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions. These agreements are all interrelated and each has an initial term of 50 years, subject to earlier termination under specified circumstances.

The acquisition was accounted for as a purchase business combination. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA business have been included in our consolidated results from and after January 3, 2003.

Products and Services

We have two principal directory types: a core directory and a community directory. Core directories generally cover large population areas, whereas community directories typically cover a sub-section of the areas addressed by a core directory. For example, in Lee County, Florida, we publish one core directory and four community directories, Sanibel-Captiva Island, South Fort Myers, Cape Coral/North Fort Myers and Lehigh Acres, that together cover the majority of the core Lee County directory, but not the entire market. Most core directories contain yellow pages, white pages and specialty sections, such as area information, guides and government pages. Community directories also consist of yellow pages, white pages and specialty sections.

The table below details our principal revenue-generating product offerings.

Principal Products

Type	Description
Stylized listings for white and yellow pages	Listings appearing in-column consist of name, address and telephone number and are available in a variety of type styles and limited color

Trade items	Advertising space, designed to promote brand name of product or service, placed alphabetically within the column listings of the yellow pages

Space items	Advertising space sold in 1/2 inch increments appearing alphabetically within the column listings of the yellow pages

Display ads	Advertising placed within a heading by size and then by seniority — our ad sizes range from a quarter column to a double full page

Color	Various levels of color including spot-four color, enhanced color, process photo and hi-impact are available for display products

White pages logos	Listings allowing space for illustrative art work

Bestredyp.com	Internet (on-line) yellow pages and city guide available in targeted markets with electronic “look and feel” version of related print directory and typical Internet search engine view

In addition to these principal products, we offer a broad range of specialty products that advertisers use to differentiate and enhance their display of information. The table below is an overview of the main revenue-generating specialty products that we offer:

Specialty Products

Type	Description
Cover products	Advertising sold on the bottom-half of the front cover, the inside front cover, the inside back cover and the outside back cover

Tabs	Full page advertising bound into the directory, offering front and back space printed on card stock with a tab protrusion or die-cut indented tab

Ride-alongs	Advertisements placed with the directory delivery bag

Blow-in cards	Loose postcard-like products inserted into directories

Guides (Internet, golf, menu, etc.)	Sections in the directories on a specific interest area with feature information and banner advertising

Internet-based directory and electronic products

We recently began offering an Internet-based directory service, bestredyp.com, to our advertisers in targeted markets and plan to continue to expand this offering. Historically, SPA did not offer advertisers any significant Internet platform. Bestredyp.com provides a city portal with information about the targeted market, along with electronic versions of the white and yellow pages directories. We provide users a dual purpose interface that allows them to view the directory information in either a typical Internet search engine view or the “look and feel” view that emulates the appearance of our print directories. We currently view our Internet-based directory product as a complement to our print directory product rather than as a stand-alone business. We utilize our existing sales force and customer relationships to enable us to provide the directory content in a digital format. Our electronic products focus on a “local experience” by offering rich local content to consumers, which requires little incremental effort by our sales force to gather. We also utilize a low cost production platform. In DonTech markets, their sales force currently offers the SBC Smart Pages Internet product and a Chicago city guide product.

We believe that increased usage of Internet-based directories will continue to support overall usage in the United States directory advertising industry. We intend to continue to explore new means to deliver our advertisers’ content to consumers.

Business Cycle Overview

Our directories generally have a 12-month directory cycle period, except Las Vegas, which has two six-month directory cycles. A publication cycle generally spans 15 to 20 months from the beginning of the sales cycle to the end of a directory’s life and is comprised of several stages. The marketing stage is generally completed before the end of the first month. The sales stage picks up at the completion of the marketing stage and generally runs through the following five months. The sales stage closes approximately 70 days prior to publication. Production and printing is the next stage, usually lasting an additional two months. Finally, distribution generally occurs over the final month. Customer service and billing and collections stages are provided after distribution of a directory and throughout the directory cycle.

Sales

Sales are conducted on the local level through premise representatives, telephone representatives and letter renewals, and, on the national level, through national account managers who sell primarily to Certified Marketing Representatives (“CMRs”) serving national advertisers. We distinguish between national advertisers, which advertise in 20 or more directories and span three or more states with at least two different publishers, and local advertisers, which are primarily small-and medium-sized businesses located within our markets. In general, advertising from the local channel continues to represent the majority of our revenue, accounting for approximately 85% of directory advertising revenue, while approximately 15% is derived from the national channel.

     Local Sales Organization

Our local sales channel is segmented into three sales sub-channels: premise sales, telephone sales and letter renewal. Premise sales representatives conduct sales calls at customers’ business locations and typically handle higher dollar and more complex accounts. Telephone sales representatives handle lower dollar value accounts and conduct their sales over the phone. Letter renewal is used to contact very low dollar value customers that have renewed their account for the same product for several years.

     National Sales Organization

Our national sales channel is managed through our national sales department, which seeks to increase national directory revenues by developing and maintaining favorable relationships with CMRs and national advertisers. CMRs have historically been the national media buyers of yellow pages advertising for national advertisers. During 2003, we began acting as a CMR ourselves directly placing certain national advertising. National account managers are the primary point of contact for all communication and business dealings between RHD and CMRs. National account managers and national sales representatives are accountable for overall national revenue objectives.

Pre-press and Information Technology Management Services

Pre-press services include canvass and assignment preparation, graphics and ad composition, contract processing, database management and pagination. We provide comprehensive tools and information to effectively conduct sales and marketing planning, sales management, sales compensation and customer service activities. Our information management and pre-press publishing systems are located primarily in facilities in Morrisville, North Carolina, with additional services provided in facilities located in Bristol, Tennessee and in Dunmore, Pennsylvania. In addition, prior to closure during 2003, certain pre-press publishing services were provided from a facility located in Blountville, Tennessee.

Printing and Distribution

All directories are printed through our long-standing relationship with printing vendor R.R. Donnelley & Sons Company (“R.R. Donnelley”). We currently have two contracts for the printing of our directories with R.R. Donnelley that expire in December 2005 and December 2007. Although we share a common heritage, no other common ownership or business relationship exists between R.R. Donnelley and us. Printing is one of our largest cost items accounting for approximately 10% of our total operating and general and administrative expenses.

The delivery of directories is facilitated through several outsourcing relationships. Delivery methods utilized to distribute directories to consumers are selected based on factors such as cost, quality, geography and market need. Primary delivery methods include United States Postal Service and hand delivery. Occasionally we may use United Parcel Service or other types of expedited delivery methods. Frequently a combination of these methods is required to meet the needs of the marketplace.

DonTech Overview

DonTech sells advertising for 129 SBC-branded directories in Illinois and northwest Indiana with a combined circulation of approximately 10 million in 2003. These directories provide advertising for approximately 100,000 local advertisers. These directories also provide advertising for national advertisers, although DonTech plays no role with respect to the sale of national advertising, which is performed by SBC itself.

Our relationship with SBC

DonTech is our 50/50 perpetual partnership with an affiliate of SBC, which remained unchanged as a result of our acquisition of SPA. Our relationship with telephone companies presently owned by SBC began in 1908. Since then, we have maintained a variety of contractual relationships with these telephone companies regarding directory publication and advertising sales. Under the current partnership arrangements, DonTech is the exclusive sales agent in perpetuity for the 129 yellow pages directories published by SBC in Illinois and northwest Indiana. DonTech provides local advertising sales services for these directories and earns a commission from SBC. Under our agreements with SBC, we have a 50% interest in the net profits of DonTech and also receive revenue participation income directly from SBC. The amount of revenue participation income we earn is based on a percentage of DonTech advertising sales. Revenue participation income comprises approximately 80% to 85% of our total income related to DonTech and is paid directly to us through an affiliate of SBC.

We account for our investment in DonTech under the equity method and record all our income from DonTech as partnership income. DonTech is considered a separate operating segment because, among other things, it has its own Board of Directors and the employees of DonTech, including its officers and managers, are not our employees. DonTech’s Board of Directors consists of six members. Each partner appoints two members, one voting and one advisory, and the CEO and CFO of DonTech are non-voting members. In general, most major decisions are required to be made at the DonTech Board of Directors level and require the affirmative vote of both our and SBC’s voting directors.

The revenue participation agreement between us and APIL Partners (an SBC affiliate to whom Donnelley transferred its membership interest in the publisher in exchange for the grant of the revenue participation interests) provides that we are entitled to a payment similar to a royalty. This interest is equal to DonTech’s specified gross advertising sales, subject to allowances for claims (capped at 2.4%) and doubtful accounts (capped at 3.7%), less the DonTech partnership commissions of 27.0%, all multiplied by 35.9%.

The exclusive sales agency agreement between APIL Partners and DonTech establishes that DonTech enjoys exclusive agency status to solicit and sell local advertising for SBC’s directories in Illinois and northwest Indiana.

The DonTech partnership agreement and related SBC contractual arrangements have perpetual terms. These arrangements only terminate upon the occurrence of certain enumerated events, including, without limitation, the unremedied breaches of certain material provisions thereof, the mutual agreement of the parties, the bankruptcy of a partner or parent or a change in control of a partner (excluding a change in control of the ultimate parent company of the partner), acquisition by one partner of the other’s partnership interest, a transfer of a partner’s interest in violation of the transfer provisions contained in the partnership agreement, or a decision by the Board to dissolve that would require agreement of our representatives on the Board. In addition, under applicable law, the contractual arrangements potentially may not remain in effect in perpetuity. In the event that APIL Partners breaches its obligations under the revenue participation agreement, we have the right to reacquire our interest in the publishing entity for a nominal amount.

We also provide certain pre-press publishing services to SBC under a separate publishing services agreement that extends through 2008, and billing and information technology support services under separate agreements that extend through 2005 and 2008, respectively.

Historical Overview of Donnelley

Prior to the SPA acquisition, we were one of the largest independent sales agents and pre-press vendors for yellow pages advertising in the United States. In that capacity, we sold advertising for more than 170 yellow pages directories with a total circulation of over 15 million. We sold yellow pages advertising either directly through our own sales force on behalf of SPA, or indirectly through DonTech. We also provided pre-press publishing services for approximately 227 yellow pages directories, including all of the directories for which Donnelley and DonTech sold advertising as well as for an independent publisher for whom our services ended in the first quarter of 2003. DonTech remained unchanged following the SPA acquisition, and our financial presentation of DonTech is consistent for all periods presented in this annual report.

Prior to the acquisition of SPA, Donnelley sold yellow pages advertising in certain markets in Florida, Nevada, North Carolina and Virginia under contractual agreements with affiliates of Sprint. The agreements governing the relationships allowed Sprint to gain the benefits of Donnelley’s long-term presence in these markets, its yellow pages advertising sales and pre-press publishing expertise, its established infrastructure and its performance-focused, non-union employees. Donnelley benefited from its agreements with Sprint, as Sprint is the major incumbent telephone company in those Florida, Nevada, North Carolina and Virginia markets and one of two major incumbent telephone companies in the greater Orlando market. See our annual report on Form 10-K for the year ended December 31, 2002 for further details regarding our historical relationship with Sprint, SPA’s operations prior to the acquisition and our prior segment reporting.

Competition

Yellow Pages Advertising Sales

The United States directory advertising industry is highly competitive. Approximately 90% of total United States directory advertising sales are attributable to Regional Bell Operating Company (“RBOC”) directory publishers that typically publish directories where they offer local phone service. In addition, more than 240 independent publishers operating in the United States compete with those RBOC publishers. In nearly all markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers. In some markets, we compete on a limited basis with RBOC directory publishers in adjacent markets. One of these publishers, Verizon Information Services, the directory business affiliated with Verizon Communications, Inc., has begun to publish directories and offer local Internet directory services in markets beyond where Verizon Communications offers local phone service, including certain markets where we publish directories. Effectively, Verizon Information Services is competing as an independent publisher in those markets. While no other RBOC publisher has announced similar plans, no assurance can be given that other RBOC publishers will not do so in the future. Many of these RBOC publishers are larger than us and have greater financial resources than we have. No assurances can be given that we will be able to compete effectively with these other publishers for advertising sales or acquisitions in the future.

We also compete for advertising sales with other media, including newspapers, magazines, radio, direct mail, the Internet and television. Additionally, advances in technology have brought new participants, new products and new channels to the industry, including increasing use of electronic delivery of traditional directory information (e.g., Yahoo Yellow Pages) and electronic search engines/services (e.g., Google) as an advertising medium. Many of these competitors are larger than us and have greater financial resources than we have.

In addition, the Telecommunications Act of 1996 opened local telephone markets to increased competition, which may adversely impact the market position of telephone utilities, including Sprint and SBC. In addition, Federal Communication Commission rules regarding local number portability, advances in communications technology (such as wireless devices and voice over Internet protocol) and demographic factors (potential shifts in younger generations away from wireline telephone communications towards wireless or other communications technologies) may further erode the market position of telephone utilities, including Sprint and SBC. As a result, no assurances can be given that Sprint or SBC will remain the primary local telephone service provider in their local service areas. If Sprint were no longer the primary local telephone service provider in any particular local service area, our license to be the exclusive publisher for Sprint in its markets and to use the Sprint brand name on our directories in those markets may not be as valuable as we presently anticipate, and we may not realize some of the anticipated benefits under our commercial arrangements with Sprint. If SBC were no longer the primary local telephone service provider in any DonTech service areas, our income from the DonTech relationship could be adversely affected.

Internet

From 1997 to 2000, overall references to print yellow pages directories in the United States declined; however, overall references to print yellow pages directories have remained stable over the past three years.

We believe the past decline was primarily a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We also believe that the past decline was attributable to increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages.

The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users’ technological preferences. The use of the Internet by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our traditional products and services. Our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet.

Raw Materials

Our principal raw material is paper. It is one of our largest cost items accounting for approximately 5% to 7% of our total operating and general and administrative expenses. We currently purchase our paper from one vendor under a contract that expires in December 2006. The price of the paper was set at inception of the contract and increases at various dates during the term of the agreement. Should the market price of the paper drop below the set prices, both parties are obligated to negotiate in good faith a lower paper price. We are subject to delays in receiving this principal raw material. Further, changes in the supply of, or demand for, paper could affect delivery times and market prices.

Intellectual Property

We own and control confidential information as well as a number of trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights that, in the aggregate, are of material importance to our business. We believe that the “Donnelley” name and related names, marks and logos are, in the aggregate, material to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. We have the exclusive license to produce, publish and distribute directories for Sprint in SPA’s current markets as well as the exclusive license to use Sprint’s brand, including Sprint’s diamond logo, on directories in SPA’s current markets, and we acquired the “Best Red Yellow Pages®” tagline and the “look and feel” trademarks presently used by SPA. Although we do not consider any individual trademark or other intellectual property to be material to our operations, we believe that, taken as a whole, the licenses we acquired in conjunction with the SPA acquisition are material to our business. We consider our trademarks, service marks, databases, software and other intellectual property to be proprietary, and we rely on a combination of copyright, trademark, trade secret, non-disclosure and contract safeguards for protection. We also benefit from the use of both the phrase “yellow pages” and the walking fingers logo, which we believe to be in the public domain in the United States.

Employees

As of December 31, 2003, we had approximately 1,300 full-time employees. This number does not include approximately 580 employees of DonTech, who are not employees of Donnelley. None of our employees (or DonTech’s) are subject to collective bargaining agreements, and we consider relations with our employees to be good.

Executive Officers of the Registrant

The following table sets forth information concerning the individuals who serve as executive officers of the Company as of March 8, 2004.

Name	Age	Position(s)
David C. Swanson	49	Chairman of the Board and Chief Executive Officer
Peter J. McDonald	53	Senior Vice President and President of Donnelley Media
Steven M. Blondy	44	Senior Vice President and Chief Financial Officer
Jenny L. Apker	46	Vice President and Treasurer
George F. Bednarz	50	Vice President, Publishing, Information Technology and Corporate Planning
Robert J. Bush	38	Vice President, General Counsel and Corporate Secretary
Thomas D. D’Orazio	45	Vice President and Controller Elect*
William C. Drexler	50	Vice President and Controller*
William M. Hammack	55	Vice President – Strategy and Business Development
Debra M. Ryan	52	Vice President – Human Resources

*	Effective April 1, 2004, Mr. D’Orazio will replace Mr. Drexler as our Vice President and Controller. Mr. Drexler will be leaving the Company to pursue other opportunities.

The executive officers serve at the pleasure of the Board of Directors. We have been advised that there are no family relationships among any of the officers listed, and there is no arrangement or understanding among any of them and any other persons pursuant to which they were elected as an officer.

David C. Swanson has been Chief Executive Officer of Donnelley since May 2002 and Chairman of the Board since December 2002. He was first elected to the Board in December 2001. He served as President and Chief Operating Officer from December 2000 until May 2002. Prior to that, Mr. Swanson served as President of Donnelley Directory Services from March 1999. Mr. Swanson joined Donnelley as an Account Executive and held increasingly senior management positions over the next 15 years. In 1995, he became Executive Vice President of Sales and in 1997 was named Executive Vice President and General Manager of Proprietary Operations. In 1998, he was named Executive Vice President of Corporate Strategy in conjunction with the spin-off from The Dun & Bradstreet Corporation (“D&B”).

Peter J. McDonald has served as Senior Vice President and President of Donnelley Media since September 2002. Mr. McDonald was a director of RHD between May 2001 and September 2002. Previously, Mr. McDonald served as President and Chief Executive Officer of SBC Directory Operations, a publisher of yellow pages directories, from October 1999 to April 2000. He was President and Chief Executive Officer of Ameritech Publishing’s yellow pages business from 1994 to 1999, when Ameritech was acquired by SBC. Mr. McDonald was President and Chief Executive Officer of DonTech from 1993 to 1994. Prior to that time, he served in a variety of sales positions at Donnelley, after beginning his career at National Telephone Directory Corporation. He is also a past vice chairman of the Yellow Pages Integrated Marketing Association (then known as Yellow Pages Publishers Association).

Steven M. Blondy has served as Senior Vice President and Chief Financial Officer since March 2002. Prior to joining Donnelley, Mr. Blondy served as Senior Vice President – Corporate Development for Young & Rubicam, Inc., a global marketing and communications company, from 1998 to 2000. Mr. Blondy served as Executive Vice President and Chief Financial Officer for Poppe Tyson, a leading Internet and integrated marketing communications agency, from 1996 to 1997. Mr. Blondy served as Chief Financial Officer for Grundy Worldwide, an independent producer of television programs in Europe and Australia, from 1994 to 1995. Prior to that, he spent 12 years in the investment banking industry with Chase Manhattan Bank and Merrill Lynch.

Jenny L. Apker has served as Vice President and Treasurer of Donnelley since May 2003. Prior to that, she was Assistant Treasurer at Allied Waste Industries, a waste services company in the United States, since 1998. Before joining Allied Waste Industries, Ms. Apker was Vice President at First Interstate Bank of Arizona, a banking institution that was subsequently acquired by Wells Fargo. Prior to joining First Interstate Bank of Arizona, Ms. Apker spent 11 years at Greyhound Financial Corporation, a financial services company.

George F. Bednarz has served as Vice President, Publishing, Information Technology and Corporate Planning, since January 2003 and Vice President, Publishing and Information Technology, from April 2001. Previously, he served as Vice President and General Manager – Publishing from 1999. Mr. Bednarz joined us in November 1995 to lead the start-up implementation of Donnelley’s Morrisville, North Carolina Publishing and Information Center. Prior to joining us, Mr. Bednarz spent 19 years at D&B, where he held executive positions of increasing responsibility in various functions.

Robert J. Bush has served as General Counsel since January 2001. Since 2000, Mr. Bush served as Vice President and Corporate Secretary, having joined Donnelley in October 1999 as Assistant Vice President and Assistant General Counsel. Prior to joining us, Mr. Bush was Assistant General Counsel and Assistant Secretary at MIM Corporation, a pharmacy benefit management company, from 1998 to 1999, and an Associate at the New York offices of the law firm of Jones, Day, Reavis & Pogue (now known as Jones Day) from August 1993 to May 1998.

Thomas D. D’Orazio has served as Vice President and Controller Elect of Donnelley since January 2004 and will assume the full duties of that position effective April 1, 2004. Prior to that, Mr. D’Orazio served as Vice President and Corporate Controller at Pillowtex Corporation, a manufacturer of home textile products, since 2001. Pillowtex filed a voluntary petition for reorganization under the United States bankruptcy laws on July 30, 2003. Before joining Pillowtex, Mr. D’Orazio was Corporate Controller at Glatfelter, a global manufacturer of specialty paper and engineered products, from 1998 and prior to that held several roles in finance organizations at textile companies. Through 1991, Mr. D’Orazio spent three years at the Financial Accounting Standards Board.

William C. Drexler has served as Vice President and Controller of Donnelley since June 1999. Prior to that, Mr. Drexler served as Assistant Vice President of Finance since 1996. Mr. Drexler joined us in 1992 as Director of Accounting Operations. In 1995, he was named Director of Financial Planning for publishing and information services. Prior to joining Donnelley, Mr. Drexler held financial management positions of increasing responsibility with a number of manufacturing firms. Mr. Drexler will leave the Company during 2004.

William M. Hammack has served as Vice President – Strategy and Business Development since February 2004. Previously, Mr. Hammack was CEO of YPsolutions, an Internet software company he founded from 2001. Prior to that, Mr. Hammack spent two decades as an independent directory publisher. He is a past Chairman of the Association of Directory Publishers, the independent directory industry’s largest trade group.

Debra M. Ryan has served as Vice President – Human Resources since January 2002. Prior to that, Ms. Ryan served as Vice President – Human Resources for R.H. Donnelley Inc. since 1994. Ms. Ryan joined Donnelley in 1973 as a sales representative and has held several management positions with increasing responsibility in the sales organization.

ITEM 2.	PROPERTIES

We currently conduct our pre-press publishing and graphics operations from one owned and two leased facilities with non-cancelable lease terms expiring at various dates through 2005. Our pre-press publishing facility is located in a leased 55,000 square foot building in Morrisville, North Carolina. We have graphics operations in an owned 25,000 square foot facility in Bristol, Tennessee and in a leased 20,000 square foot building in Dunmore, Pennsylvania. In connection with our headquarters relocation to North Carolina, we have entered into a lease for approximately 73,000 square feet expiring in 2015. The lease for our current headquarters in Purchase, New York is for 35,000 square feet and extends through 2011, but we have the option to cancel the lease in 2006 for a nominal fee. Once we vacate the space, we intend to assign or sublet this lease, subject to market conditions. We also lease 33,000 square feet of office space in Overland Park, Kansas that extends into 2009 for sales and certain administrative functions. We also lease space for local sales offices, which are typically fairly small and have relatively short terms. DonTech directly leases its own sales offices and corporate headquarters.

We believe that our facilities are adequate for their current use and our present operations.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the ordinary course of our business, as well as certain litigation and tax matters described below. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings, including the litigation and tax matters described below, will not have a material adverse effect on our results of operations, cash flows or financial position, as described below.

In order to understand our potential exposure under the litigation and tax matters described below under the captions “Information Resources, Inc.” and “Tax Matters,” you need to understand the relationship between us and D&B, and certain of our predecessors and affiliates that, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

In November 1996, the company then known as The Dun & Bradstreet Corporation separated through a spin-off (“1996 Distribution”) into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”), and Cognizant Corporation (“Cognizant”). In June 1998, The Dun & Bradstreet Corporation separated through a spin-off (“1998 Distribution”) into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. Later in 1998, Cognizant separated through a spin-off (“Cognizant Distribution”) into two separate public companies: IMS Health Incorporated (“IMS”), and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation separated into two separate public companies: Moody’s Corporation (“Moody’s”) (formerly The Dun & Bradstreet Corporation), and a new company that changed its name to The Dun & Bradstreet Corporation. As a result of the form of R.H. Donnelley Corporation’s separation from The Dun & Bradstreet Corporation in 1998, we are the corporate successor of and technically the defendant and taxpayer referred to below as D&B.

Rockland Yellow Pages

In 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against the Company and Bell Atlantic Corporation in the United States District Court for the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which we served as Bell Atlantic’s advertising sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which resulted in damages to the Rockland Yellow Pages. In May 2001, the District Court dismissed substantially all of plaintiffs’ claims, and in August 2001, the remaining claims were either withdrawn by the plaintiffs or dismissed by the District Court. The plaintiffs then filed a complaint against the same defendants in New York State Supreme Court, in Rockland County, alleging virtually the same state law tort claim previously dismissed by the District Court and seeking unspecified damages. In October 2001, defendants filed a motion to dismiss this complaint. On May 5, 2002, the Court granted defendants’ motion to dismiss the complaint. Plaintiffs filed an appeal of this dismissal. On April 10, 2003, the Appellate Division heard oral arguments on the appeal, and on April 28, 2003, the Appellate Division dismissed all but one count of the complaint, which count alleges immaterial compensatory damages with respect to only one advertiser. Accordingly, we presently do not believe that the final outcome of this matter will have a material adverse effect on our results of operations or financial condition. We will no longer report on this matter.

Information Resources, Inc.

In 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company, as successor of D&B, ACNielsen and IMS, at the time of the filing, all wholly owned subsidiaries of D&B.

The complaint alleges various violations of U.S. antitrust laws under Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

IRI’s antitrust claims allege that the defendants developed and implemented a plan to undermine IRI’s ability to compete within the U.S. and foreign markets in North America, Latin America, Asia, Europe and Australia/New Zealand through a series of anti-competitive practices, including: unlawfully tying/bundling services in the markets in which defendants allegedly had monopoly power with services in markets in which ACNielsen competed with IRI; entering into exclusionary contracts with retailers in certain countries to deny IRI’s access to sales data necessary to provide retail tracking services or to artificially raise the cost of that data; predatory pricing; acquiring foreign market competitors with the intent of impeding IRI’s efforts to expand; disparaging IRI to financial analysts and clients; and denying IRI access to capital necessary for it to compete.

IRI’s complaint originally sought damages in excess of $350 million, which amount IRI sought to treble under antitrust laws. IRI has since revised its allegation of damages to exceed $650 million, which IRI also seeks to treble. IRI also seeks punitive damages of an unspecified amount.

In April 2003, the court denied a motion for partial summary judgment by the defendants that sought to dismiss certain of IRI’s claims and granted in part a motion by IRI seeking reconsideration of certain summary judgment rulings the Court had previously made in favor of the defendants. The motion granted by the court concerns IRI’s claims of injuries from defendants’ alleged conduct in certain foreign markets.

In connection with the 1996 Distribution, Cognizant (now “NMR”), ACNielsen and D&B entered into an Indemnity and Joint Defense Agreement (the “JDA”), pursuant to which they agreed to:

•	allocate potential liabilities that may relate to, arise out of or result from the IRI lawsuit (“IRI Liabilities”); and

•	conduct a joint defense of such action.

In particular, the JDA provides that:

•	ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities become payable as a result of a final non-appealable judgment or any settlement permitted under the JDA (the “ACN Maximum Amount”); and

•	D&B and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount.

As noted above, ACNielsen is responsible for the IRI Liabilities up to the ACN Maximum Amount. The JDA provides that ACNielsen initially is to determine the amount that it will pay at the time of settlement or a final judgment, if any, in IRI’s favor (the “ACN Payment”). The ACN Payment could be less than the ACN Maximum Amount. The JDA also provides for D&B and Cognizant to pay IRI 50% of the difference between the settlement or judgment amount and the ACN Payment. In exchange, the JDA requires ACNielsen to issue a secured note (the “ACN Note”), subject to certain limits and offsets, to each of D&B and Cognizant for the amount of their payment. The ACN Notes would become payable upon the completion of any recapitalization plan described in the next paragraph.

The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to:

•	any recapitalization plan submitted by an investment bank that is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion and without requiring stockholder approval; and

•	payment of interest on the ACN Notes and related fees and expenses.

For these purposes, “viability” means the ability of ACNielsen, after giving effect to such recapitalization plan, the payment of interest on the ACN Notes, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to:

•	pay its debts as they become due; and

•	finance the current and anticipated operating and capital requirements of its business, as reconstituted by such recapitalization plan, for two years from the date any such recapitalization plan is expected to be implemented.

In 2001, ACNielsen was acquired by VNU N.V. (“VNU”). We understand that VNU has assumed ACNielsen’s liabilities under the JDA. Under the agreements relating to the Cognizant Distribution, IMS and NMR are each jointly and severally liable for all Cognizant liabilities under the JDA, although we understand that amongst themselves they have agreed to share the liability for these amounts as follows: 75% IMS and 25% NMR up to a maximum of $125 million.

Under the agreements relating to the 1998 Distribution, D&B assumed the defense and agreed to indemnify us against any payments that we may be required to make, including any liabilities arising under the JDA, and IRI Liabilities arising from the IRI action itself, and in each case related legal fees. As required by those agreements, Moody’s Corporation, which subsequently separated from D&B in the 2000 Distribution, has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. We understand that D&B and Moody’s have agreed to share equally (50% each) these indemnity obligations to us.

However, because liability for violations of the antitrust laws is joint and several and because many of the rights and obligations relating to the JDA are based on contractual relationships, the inability or failure of any party to the JDA to fulfill its obligations could result in the other parties, including us, bearing a greater share of the IRI Liabilities. Joint and several liability means that even where more than one defendant is determined to have been responsible for alleged wrongdoing, the plaintiff can collect all or part of a judgment from any one or more of the responsible defendants. This is true regardless of any contractual allocation of responsibility or indemnification provisions, including those described above among VNU, ACNielsen, D&B, IMS, Moody’s, NMR and us.

Discovery in the lawsuit is ongoing, and although the court originally set a trial date for September 2004, the court rescinded that date in January 2004, and there is currently no trial date set. We are unable to predict at this time the outcome of the IRI action or the financial condition of ACNielsen and VNU at the time of any such outcome (and hence we cannot estimate the ACN Maximum Amount and the portion of any judgment to be paid by VNU and ACNielsen under the JDA). Nonetheless, while we cannot assure you as to the outcome of this matter, management presently believes that (i) D&B and Moody’s have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) and (ii) IMS and NMR in turn have sufficient financial resources and borrowing capacity to satisfy their indemnity obligations to D&B and Moody’s, so as to reimburse us for any payments we may be required to make and related costs we may incur in connection with this matter.

Tax Matters

D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations. The status of Internal Revenue Service reviews of these initiatives is summarized below.

Pursuant to a series of agreements relating to the spin-offs and separations referred to above, IMS and NMR are jointly and severally liable for, and must pay one-half, and D&B and Moody’s are jointly and severally liable for, and must pay the other half, of any payments over $137 million for taxes, accrued interest and other amounts resulting from unfavorable IRS rulings on the matters summarized below (other than the matter summarized below under “— Amortization and Royalty Expense Deductions — 1997-2003,” for which D&B and Moody’s, jointly and severally, are solely responsible). D&B, on our behalf, was contractually obligated to pay, and did pay, the first $137 million of tax liability in connection with the matter summarized below as “— Utilization of Capital Losses — 1989-1990.” Under the terms of the 1998 Distribution, D&B agreed to assume the defense and to indemnify us for any tax liability that may be assessed against us and any related costs and expenses that we may incur in connection with any of these tax matters. Also, as required by those agreements, Moody’s has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. Under the terms of certain of the other spin-offs and separations, D&B and Moody’s have, between each other, agreed to be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to each party’s respective business operations.

While we cannot assure you as to the outcome in these matters, management presently believes that D&B and Moody’s have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) and IMS and NMR in turn have sufficient financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, so as to reimburse us for any payments we may be required to make and related costs we may incur in connection with these tax matters.

Utilization of Capital Losses — 1989-1990

In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS notice of adjustment. The amended tax return reflected an additional $561.6 million of tax and interest due. In 2000, D&B paid the IRS $349.3 million while IMS (on behalf of itself and NMR) paid approximately $212.3 million. We understand that this payment was made under dispute in order to stop additional interest from accruing, that D&B is contesting the IRS’s formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid, and that D&B has filed a complaint for a refund in the United States District Court. This case is expected to go to trial in 2005. We believe that the fact that D&B and IMS have already paid the IRS a substantial amount of additional taxes with respect to the contested tax planning strategies significantly mitigates our risk.

Royalty Expense Deductions — 1993-1997

In the second quarter of 2003, D&B received (on our behalf) an IRS examination report with respect to a partnership transaction entered into in 1993. Specifically, the IRS is proposing to disallow certain royalty expense deductions claimed by D&B on its 1993 through 1996 tax returns. We understand that D&B estimates that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss of $5 million in pending tax refunds and that the additional tax liability with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to $44.1 million (tax, interest and penalties, net of associated tax benefits).

In addition, and also in the second quarter of 2003, D&B received on behalf of the partnership associated with the above transaction an IRS examination report challenging the tax treatment of certain royalty payments received by the partnership in which D&B was a partner. In that report, the IRS is seeking to reallocate certain partnership income to D&B. In January 2004, D&B received additional IRS Notices (similar to those received in the second quarter of 2003) reflecting an additional tax liability of $1.6 million (tax, interest, and penalties, net of associated tax benefits) associated with D&B’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. The additional tax liability with respect to D&B’s share of this income for the notices received in the second quarter of 2003 and January 2004 could be up to $21.9 million (tax, interest and penalties, net of associated tax benefits). We understand that D&B believes that these positions regarding the partnership are inconsistent with the IRS’ position with respect to the same royalty expense deductions described above. This $21.9 million additional liability would be in addition to the $44.1 million of additional liability related to royalty expense deductions discussed in the previous paragraph.

D&B has filed protests relating to these proposed adjustments with the IRS Office of Appeals. The parties are attempting to resolve these matters at the Appeals phase before proceeding to litigation, if necessary. If the IRS were to prevail in its position, D&B would share responsibility for the matter with Moody’s, IMS and NMR, as disclosed above. If D&B were to challenge any of these IRS positions at any time in a U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts would need to be paid in advance for the Court to have jurisdiction over the case.

Amortization and Royalty Expense Deductions — 1997-2003

In the fourth quarter of 2003, D&B received (on our behalf) IRS Notices of Proposed Adjustment with respect to a partnership transaction entered into in 1997. In addition, D&B received, on behalf of the partnership, various IRS materials further explaining the examining agent’s position with respect to the activities of the partnership in 1997 and 1998. Specifically, the IRS asserted that certain amortization expense deductions claimed by D&B on its 1997 and 1998 tax returns should be disallowed. We understand that D&B estimates that the additional tax liability as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $52 million (tax, interest and penalties, net of associated tax benefits. This transaction is scheduled to expire in 2012 and, unless earlier terminated, based on current interest rates and tax rates, additional tax exposure would increase at a rate of approximately $2.5 million per quarter (including potential penalties) as future amortization expenses are deducted.

In addition, the IRS has asserted that royalty expense deductions, claimed by D&B on its tax returns for 1997 and 1998 for royalties paid to the partnership should be disallowed. Relatedly, the IRS has asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by D&B, including the portions of the royalties that were allocated to third party partners in the partnership, and, thus, included in their taxable income. We understand that D&B believes that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent, making it unlikely that the IRS will prevail on both of the positions. As a result, we understand that D&B estimates that after taking into account certain other tax benefits resulting from the IRS’ position on the partnership it is unlikely that there will be any additional cash tax payments due in addition to the amounts noted above related to the amortization expense deduction.

In the event the IRS were to prevail on both positions with respect to the royalty expense/income, which D&B believes unlikely, D&B estimates that the additional tax liability as a result of the disallowance of the 1997 and 1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $137 million (tax, interest and penalties, net of associated tax benefits). This $137 million would be in addition to the $52 million noted above related to the amortization expense deduction.

D&B is attempting to resolve these matters with the IRS before proceeding to IRS Appeals or litigation, if necessary. If D&B were to challenge any of these IRS positions at any time in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case.

As a result of our assessment of our exposure in these matters relating to our prior relationship with D&B and its former affiliates, especially in light of our indemnity arrangements with D&B and Moody’s, and their respective financial resources, borrowing capacity and indemnity rights against IMS and NMR (and ACNielsen and VNU with respect to the IRI matter), and in turn IMS and NMR’s (and ACNielsen’s and VNU’s with respect to the IRI matter) respective financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, no material amounts have been accrued in our consolidated financial statements for any of these D&B-related litigation and tax matters.

Coastal Termite and Pest Control

In 2001, Marnan Group, Inc., doing business as Coastal Termite and Pest Control (“Coastal”), filed a complaint in the United States District Court for the Middle District of Florida against SPA. The complaint, as amended, alleged that SPA breached certain directory advertising contracts between 1996 and 1999, fraudulently induced Coastal to enter into another directory advertising contract and tortiously interfered with Coastal’s business relationships with its customers. Coastal was seeking damages for lost contract benefits, lost profits and diminution of business value in an unspecified amount, including pre-judgment interest. In October 2003, the parties settled this dispute for an amount less than the $0.5 million reserved in the Company’s financial statements in connection with the SPA acquisition. We will no longer report on this matter.

Other Matters

We are also involved in other legal proceedings, claims and litigation arising in the ordinary conduct of our business. Although we cannot assure you of any outcome, management presently believes that the outcome of such legal proceedings will not have a material adverse effect on our results of operations or financial condition and no material amounts have been accrued in our consolidated financial statements with respect to these matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange under the symbol “RHD”. The table below indicates the high and low sales price of the Company’s common stock for each quarter of the last two years.

	2003		2002
	High	Low	High	Low
1st Quarter	$32.22	$28.72	$30.96	$26.60
2nd Quarter	$38.60	$28.86	$32.10	$27.30
3rd Quarter	$41.40	$35.60	$27.91	$22.02
4th Quarter	$43.20	$37.56	$29.92	$24.19

On March 8, 2004, there were approximately 6,722 holders of record of the Company’s common stock. On March 8, 2004, the closing market price of the common stock was $43.81. We have not paid any common dividends during the last two years and do not expect to pay common dividends in the foreseeable future. Our redeemable convertible cumulative preferred stock (“Preferred Stock”) earns a cumulative dividend of 8%, compounded quarterly. Without the consent of the holders of the Preferred Stock, we cannot pay Preferred Stock dividends in cash until October 2005; therefore, the dividend will accrete through September 2005. Beginning in October 2005, we may pay the Preferred Stock dividend in cash, subject to financial covenants under our Credit Facility, or, at our option, we may allow it to accrete. The stock purchase agreement with respect to the Preferred Stock and our various debt instruments contain various financial restrictions that place limitations on our ability to pay dividends in the future (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information regarding these instruments and agreements and relevant limitations thereunder).

The following table sets forth securities outstanding under existing equity compensation plans, as well as securities remaining available for future issuance under those plans, in each case as of December 31, 2003.

Equity Compensation Plan Information

			(c)
			Number of securities
	(a)		remaining available for
	Number of securities	(b)	future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	and rights	warrants and rights	in column (a))
Equity compensation plans approved by security holders(1)	2,286,866	$26.85	1,609,009
Equity compensation plans not approved by security holders:
1991 Key Employees’ Stock Option Plan(2)	982,232	$16.81	0
1998 Key Employees’ Performance Unit Plan(3)	69,809	$35.03	0
1998 Directors’ Stock Plan(4)	19,650	$17.32	0
1998 Partner Share Plan(5)	17,550	$15.31	0
2001 Partner Share Plan(6)	38,114	$26.45	0

Total	3,414,221	$24.01	1,609,009

(1)	This reflects securities covered by our 2001 Stock Award and Incentive Plan (“2001 Plan”), which was adopted and approved by our shareholders at our 2001 Annual Meeting of Stockholders.

(2)	This reflects options still outstanding under our 1991 Key Employees’ Stock Option Plan (“1991 Plan”). This plan was originally a D&B plan that was carried over at the time of the Spin-off from D&B. The 2001 Plan replaced the 1991 Plan and all shares available for grant under the 1991 Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all options then outstanding remained subject to the terms and conditions of the 1991 Plan.

(3)	This reflects the performance shares (“PERS”) still outstanding under our 1998 Key Employees’ Performance Unit Plan (“PUP Plan”). Upon completion of the respective performance period, a dollar amount of the award is determined for each recipient based on the Company’s actual financial performance against economic profit and earnings per share goals. The dollar amount is then converted into a number of PERS by dividing the dollar amount of the award by the Company’s stock price (calculated as the average of the high and low prices of the Company’s common stock on the ten trading days subsequent to delivery of the Company’s respective audited consolidated financial statements to the Compensation and Benefits Committee of the Company’s Board of Directors) at that time. The above computation is based on a stock price of $35.03, which reflects the weighted average of (a) the price of $28.04 at which outstanding awards were converted under the 1999 PERS grant, and (b) $39.93 (the average market price of the company’s common stock as of December 31, 2003) for awards to be converted in March 2004 under the 2001 PERS grant. The 2001 Plan replaced the PUP Plan and all shares available for grant under the PUP Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all awards then outstanding remained subject to the terms and conditions of the PUP Plan.

(4)	This reflects shares and options still outstanding under our 1998 Directors’ Stock Plan (“1998 Director Plan”). The 2001 Plan replaced the 1998 Director Plan and all shares available for grant under the 1998 Director Plan became available for grant under the 2001 Director Plan upon its approval by stockholders; provided, however, all shares and options then outstanding remained subject to the terms and conditions of the 1998 Director Plan.

(5)	This reflects options still outstanding under our 1998 Partner Share Plan (“1998 PS Plan”), which was a broad-based plan covering lower level employees not eligible for grants under the 1991 Plan. The Plan only authorized 262,000 shares for grant at its inception and only 17,550 shares remain outstanding. The 2001 Plan replaced the 1998 PS Plan and all shares available for grant under the 1998 PS Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all shares and options then outstanding remained subject to the terms and conditions of the 1998 PS Plan.

(6)	This reflects options still outstanding under our 2001 Partner Share Plan (“2001 PS Plan”), which was a broad-based plan covering lower level employees whose grants were made prior to shareholder approval of the 2001 Plan. The Plan only authorized 124,750 shares for grant at its inception and only 38,114 remain outstanding. The 2001 Plan replaced this Plan and all shares available for grant under this 2001 PS Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all shares and options then outstanding remained subject to the terms and conditions of the original 2001 PS Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with the audited consolidated financial statements and related notes in Item 8 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

		Years Ended December 31,
(in thousands, except per share data)	2003	2002		2001	2000	1999
Statement of Operations Data (1)
Net revenue	$256,445	$75,406		$80,253	$141,287	$181,905
Partnership income	114,052	136,873		139,964	147,693	139,181
Operating income	92,526	145,982		111,472	147,375	129,906
Net (loss) income	(49,953)	67,177		49,815	124,758	55,151
Preferred dividend	58,397	24,702		—	—	—
(Loss) income available to common shareholders	(108,350)	42,475		49,815	124,758	55,151
(Loss) Earnings Per Share
Basic	$(3.53)	$1.42		$1.65	$3.91	$1.64
Diluted	$(3.53)	$1.40		$1.61	$3.83	$1.61
Shares Used in Computing (Loss) Earnings Per Share
Basic	30,683	29,643		30,207	31,947	33,676
Diluted	30,683	30,298		30,976	32,594	34,159
Balance Sheet Data(1)
Total assets	$2,538,734	$2,223,375	(2)	$295,981	$365,284	$395,406
Long-term debt	2,042,547	2,075,470	(2)	283,904	347,526	435,000
Redeemable convertible preferred stock	198,223	63,459		—	—	—
Shareholders’ deficit	(56,245)	(30,600)		(111,313)	(108,510)	(192,811)

(1)	Financial data for the year ended December 31, 2003 include the results of the former SPA business from and after January 3, 2003. Net revenue, net loss and loss available to common shareholders reflect purchase accounting adjustments that precluded the recognition of revenue and certain expenses associated with directories published by SPA prior to the acquisition, including all January 2003 published directories. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these items.

(2)	In connection with the SPA acquisition, we incurred a significant amount of debt. To take advantage of favorable market conditions and to ensure the timely consummation of the SPA acquisition, we issued Preferred Stock in November 2002 and borrowed funds under certain debt instruments in December 2002. Therefore, our cash and debt balances were unusually high at December 31, 2002 as compared to prior periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in Item 8. Unless otherwise indicated, the terms “Company,” “Donnelley,” “RHD,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries.

Corporate Overview

We are the sixth largest directory publisher in the United States based on revenue. We have been in the yellow pages business in various capacities for over 100 years. We now publish 260 Sprint-branded, revenue-generating yellow pages directories in 18 states and have a total circulation of approximately 18 million, serving approximately 160,000 local and 4,000 national advertisers. Through The DonTech II Partnership (“DonTech”), our partnership with an affiliate of SBC Communications Inc. (“SBC”), we sell advertising for an additional 129 SBC-branded directories in Illinois and northwest Indiana with a total circulation of approximately 10 million, serving approximately 100,000 local advertisers. Many local advertisers rely on the yellow pages directories as their primary or sole method of advertising.

On January 3, 2003, we acquired all the outstanding common stock of the various entities comprising Sprint Publishing and Advertising (“SPA”), Sprint Corporation’s (“Sprint”) directory publishing business. See “SPA Acquisition” below for a further description of the acquisition. The acquisition transformed Donnelley from a sales agent and pre-press vendor into a leading publisher of yellow pages directories. Prior to the SPA acquisition, we were one of the largest independent sales agents and pre-press vendors for yellow pages advertising in the United States.

Commencing in 2003, our operating and financial results reflect our yellow pages publishing business, rather than our former business as a sales agent and pre-press vendor for yellow pages advertising on behalf of other publishers, including SPA. As a publisher, we report the full value of advertising sales and certain direct costs under the deferral and amortization method. As a sales agent and pre-press vendor for yellow pages advertising, in 2001 and 2002 our revenue reflected sales commissions and pre-press fees from, or other transactions with, our business partners, including SPA, and our expenses were charged to earnings as incurred. DonTech remained unchanged following the SPA acquisition, and our financial presentation of DonTech is consistent for all periods presented in this annual report.

Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K regarding Donnelley’s future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimates,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. Actual events or results may differ materially. In evaluating those statements, you should specially consider various factors, including the risks and uncertainties discussed below. Those factors may cause our actual results to differ materially from any of RHD’s forward-looking statements. All forward-looking statements attributable to us or a person on our behalf are expressly qualified in their entirety by this cautionary statement. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ.

Such risks, uncertainties and contingencies include, without limitation, the following:

(1) Our ability to meet substantial debt service obligations

We have a substantial amount of debt and significant debt service obligations in 2004 and thereafter. As of December 31, 2003, we had total outstanding debt of $2,092.1 million. See “Liquidity and Capital Resources” below for further details regarding our debt obligations and instruments. As a result of our significant amount of debt and debt service obligations, we face increasing risks associated with, but not limited to, the following:

•	our ability to obtain additional financing in excess of the borrowing capacity under our $125 million Revolving Credit Facility (the “Revolver”) on satisfactory terms to fund working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements is limited;

•	we are more vulnerable to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that are less leveraged;

•	we face increased exposure to rising interest rates as a portion of our debt is at variable interest rates;

•	we have reduced availability of cash flow to fund working capital requirements, capital expenditures, acquisitions, investments and other general corporate requirements because a substantial portion of our cash flow will be needed to service our debt obligations; and

•	we have limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Our ability to pay principal and interest on our debt obligations will depend upon our future operating performance and our ability to refinance debt. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, seek additional debt financing or equity capital, restructure or refinance our debt or sell assets. We cannot assure you that we would be able to obtain additional financing, refinance existing debt or sell assets on satisfactory terms or at all.

(2) Restrictive covenants under our debt and Preferred Stock agreements

The indentures governing our 8 7/8% Senior Notes (“Senior Notes”) due 2010 and 10 7/8% Senior Subordinated Notes (“Subordinated Notes”) due 2012 (collectively, the “Notes”) and our Senior Secured Credit Facility, as amended (“Credit Facility”), include a number of significant restrictive covenants. See “Liquidity and Capital Resources” below for further details regarding our debt instruments. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants, among other things, restrict our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	pay dividends on our equity interests or repurchase equity interests;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	limit dividends or other payments by our restricted subsidiaries to us;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

In addition, the Credit Facility includes other and more restrictive covenants and prohibits us from prepaying the Notes while borrowings under the Credit Facility are outstanding. The Credit Facility also requires us to maintain certain financial ratios and meet other financial tests. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their scheduled due date. If we were unable to make this repayment or otherwise refinance these borrowings, the lenders under the Credit Facility could foreclose on our assets, substantially all of which have been subjected to security interests in favor of the lenders under the Credit Facility. In addition, these lenders could elect to declare all amounts borrowed under the Credit Facility, together with accrued interest, to be due and payable, which, in some instances, would be an event of default under the indentures governing the Notes. If we were unable to refinance these borrowings on favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and less favorable terms, including rates and covenants. Any future refinancing of the Credit Facility is likely to contain similar restrictive covenants.

Furthermore, the terms of the purchase agreement with respect to our redeemable, convertible, cumulative preferred stock (“Preferred Stock”), among other things, restricts our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	enter into major corporate transactions;

•	pay dividends on shares of our common stock or repurchase shares of our common stock;

•	enter into certain types of transactions with affiliates; and

•	sell or acquire certain assets.

Our failure to comply with these terms would result in a breach of this agreement, which could have a material adverse effect on our business. In addition, without the consent of the holders of our Preferred Stock, we cannot issue shares of common stock for 18 months following the SPA acquisition, which could adversely affect our liquidity (see “– Liquidity and Capital Resources” for a further description of the Preferred Stock).

(3) Usage of print yellow pages directories and changes in technology

From 1997 to 2000, overall references to print yellow pages directories in the United States declined; however, overall references to print yellow pages directories have remained stable over the past three years.

We believe the past decline was primarily a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We also believe that the past decline was attributable to increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages.

Any declines in usage could:

•	impair our ability to maintain or increase advertising prices;

•	cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases; and

•	discourage businesses that do not purchase advertising in our yellow pages directories from doing so.

Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, could impair our revenues and have a material adverse effect on our business.

The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users’ technological preferences. The use of the Internet by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our products and services. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet. We cannot assure you that we will be able to provide services over the Internet successfully or that we will be able to compete successfully with other Internet-based directory services. In addition, if we fail to anticipate or respond adequately to changes in technology and user preferences or are unable to finance the capital expenditures necessary to respond to such changes, our results of operations or financial condition could be materially adversely affected.

(4) SBC’s or DonTech’s actions could adversely impact our business

DonTech is Donnelley’s 50/50 perpetual partnership with an affiliate of SBC. Donnelley and DonTech have a variety of perpetual contractual relationships with SBC. Pursuant to the partnership agreement and the other existing contractual arrangements, DonTech is the exclusive sales agent in perpetuity for the 129 yellow pages directories published by SBC in Illinois and northwest Indiana. Donnelley’s income with respect to DonTech is comprised of two components: our 50% interest in the net profits of DonTech and revenue participation income received from an affiliate of SBC. Our partnership income related to DonTech is expected to represent approximately 30% to 35% of our total operating income.

As the exclusive sales agent for local advertising, DonTech is responsible for the management of its sales force, including compensation, recruiting and training and other sales-related matters. As the publisher, SBC has responsibility for and control over all other matters, including, without limitation, product development, national advertising, print and distribution, pricing, scheduling, marketing and advertising, billing, collections, credit and customer service. While we believe that DonTech and its economic interests are generally aligned with those of

SBC with respect to SBC’s yellow pages directory operations, SBC could implement policies and decisions (in which DonTech or we would likely have little or no participation or influence) and/or perform its obligations in a manner that could have a material adverse effect on our results of operations or financial condition and, potentially, on our relationship with SBC. We cannot assure you that any such policies or decisions would not have a material adverse effect on our results of operations, financial condition or our relationship with SBC. We also maintain a large receivable balance from SBC, which was $93.5 million as of December 31, 2003, and any liquidity difficulties that SBC may experience could materially impact our results of operations or financial condition and liquidity.

The DonTech partnership agreement and related SBC contractual arrangements have perpetual terms. These arrangements only terminate upon the occurrence of certain enumerated events, including, without limitation, the unremedied breaches of certain material provisions thereof, the mutual agreement of the parties, the bankruptcy of a partner or parent or a change in control of a partner (excluding a change in control of the ultimate parent company of the partner). In addition, under applicable law, the contractual arrangements potentially may not remain in effect in perpetuity. We cannot assure you that the DonTech relationship will remain in full force and effect into perpetuity, without material modification or at all, that DonTech and SBC will perform all of their respective material obligations (particularly payment obligations) under these agreements or that SBC will not seek to terminate these arrangements. In the event any such party seeks to terminate these contractual arrangements, the other party may dispute such attempted termination and, in such case, a court or arbitrator may be required to determine the appropriateness of any such attempted termination, and we cannot assure you as to the outcome of any such proceeding. Any such termination or material modification of the agreements or failure by SBC or DonTech to perform their respective material obligations would have a material adverse effect on our financial condition and results of operations.

(5) Competition

The United States directory advertising industry is highly competitive. Approximately 90% of total United States directory advertising sales are attributable to Regional Bell Operating Company (“RBOC”) directory publishers that typically publish directories where they offer local phone service. In addition, more than 240 independent publishers operating in the United States compete with those RBOC publishers. In nearly all markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers. In some markets, we compete on a limited basis with RBOC directory publishers in adjacent markets. One of these publishers, Verizon Information Services, the directory business affiliated with Verizon Communications, Inc., has begun to publish directories and offer local Internet directory services in markets beyond where Verizon Communications offers local phone service, including certain markets where we publish directories. Effectively, Verizon Information Services is competing as an independent publisher in those markets. While no other RBOC publisher has announced similar plans, no assurance can be given that other RBOC publishers will not do so in the future. Many of these RBOC publishers are larger than us and have greater financial resources than we have. No assurances can be given that we will be able to compete effectively with these other publishers for advertising sales or acquisitions in the future.

We also compete for advertising sales with other media, including newspapers, magazines, radio, direct mail, the Internet and television. Additionally, advances in technology have brought new participants, new products and new channels to the industry, including increasing use of electronic delivery of traditional directory information (e.g., Yahoo Yellow Pages) and electronic search engines/services (e.g., Google) as an advertising medium. We cannot assure you that we will be able to compete successfully in responding to any such developments. Many of these competitors are larger than us and have greater financial resources than we have.

In addition, the Telecommunications Act of 1996 opened local telephone markets to increased competition, which may adversely impact the market position of the telephone utilities, including Sprint and SBC. In addition, Federal Communication Commission rules regarding local number portability, advances in communications technology (such as wireless devices and voice over Internet protocol) and demographic factors (potential shifts in younger generations away from wireline telephone communications towards wireless or other communications technologies) may further erode the market position of telephone utilities, including Sprint and SBC. As a result, we cannot assure you that Sprint or SBC will remain the primary local telephone service provider in its local service areas. If Sprint were no longer the primary local telephone service provider in any particular local service area, our license to be the exclusive publisher in its markets and to use the Sprint brand name on our directories in those markets may not be as valuable as we presently anticipate, and we may not realize some of the anticipated benefits under our commercial arrangements with Sprint. If SBC were no longer the primary local telephone service provider in any DonTech service area, the financial results we recognize from DonTech could be adversely affected.

(6) Reliance on, and extension of credit to, small- and medium-sized businesses

Approximately 85% of our directory advertising revenue is derived from selling advertising to small- and medium-sized businesses. In the ordinary course of our yellow pages publishing business, we extend credit to these advertisers for advertising purchases. Small- and medium-sized businesses, however, tend to have fewer financial resources and higher failure rates than large businesses. The proliferation of very large retail stores may continue to harm small- and medium-sized businesses. We believe these limitations are significant contributing factors to having advertisers in any given year not renew their advertising in the following year. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to small- and medium-sized businesses.

(7) Dependence on third party providers of printing, distribution and delivery services

We depend on third parties for the printing and distribution of our directories. We are a party to two contracts with R.R. Donnelley for the printing of our directories. Printing is one of our largest costs items accounting for approximately 10% of our total operating and general and administrative expenses. Although these contracts do not expire until December 2005 and December 2007, because of the large print volume and specialized binding of directories, there are a limited number of companies capable of servicing our printing needs. Accordingly, the inability or unwillingness of R.R. Donnelley to provide printing services to us on acceptable terms or at all could have a material adverse effect on our business. No common ownership or other business affiliation exists between R.R. Donnelley and us.

We are a party to contracts with two companies for the distribution of our directories. Although these contracts are scheduled to expire in February 2007, either vendor may terminate its contract with us upon 120 days’ written notice. There are a limited number of companies capable of servicing our delivery needs. Accordingly, the inability or unwillingness of our current vendors to provide delivery services to us on acceptable terms or at all could have a material adverse effect on our business.

(8) General economic factors

Our business results could be adversely affected by a prolonged national or regional economic recession. We derive substantially all of our revenue from the sale of advertising in directories. Typically, our advertising revenues, as well as those of yellow pages publishers in general, do not fluctuate widely with economic cycles. However, a prolonged national or regional economic recession could have a material adverse effect on our business, results of operations or financial condition. As a result, we may experience lower than expected revenues for our business in the future.

In addition, any residual economic effects of, and uncertainties regarding:

•	the terrorist attacks that occurred on September 11, 2001;

•	the general possibility, express threat or future occurrence of similar terrorist or other related disruptive events; and

•	the United States’ involvement in military conflict

especially with respect to the major markets in which we operate that depend heavily upon travel, tourism or the military, could also adversely affect our business.

(9) Fluctuations in the price and availability of paper

Our principal raw material is paper. We currently have one contract for the purchasing of paper. This agreement is effective through December 31, 2006 and can be terminated by either party if a material breach of the agreement occurs and is not cured by the breaching party within 30 days of written notice. The price of the paper was set at inception and increases at various dates during the term of the agreement. Should the market price of the paper drop below the set prices, both parties are obligated to negotiate in good faith a lower paper price. We are subject to delays in receiving this principal raw material. Further, changes in the supply of, or demand for, paper could affect market prices or delivery times. Paper is one of our largest cost items accounting for approximately 5% to 7% of our total operating and general and administrative expenses. We cannot assure you that we will have available necessary raw materials at reasonable prices or that any increases in paper costs would not have a material adverse effect on our business, results of operations or financial condition.

(10) The sale of advertising to national accounts is coordinated by third parties that we do not control

Approximately 15% of our directory advertising revenues are derived from the sale of advertising to national or large regional companies, such as rental car companies, automobile repair shops and pizza delivery businesses, each of whom generally purchases advertising in several of our directories. Substantially all of the revenue derived from national accounts is serviced through Certified Marketing Representatives (“CMRs”) with whom we contract. CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. As a result, our relationships with these national advertisers depend significantly on the performance of these third party CMRs whom we do not control. Although we believe that our relationships with these CMRs have been mutually beneficial, if some or all of the CMRs with whom we have established relationships were unable or unwilling to provide services to us on acceptable terms or at all, such inability or unwillingness could materially adversely affect our business. During 2003, we began acting as a CMR directly placing certain national advertising. No assurance can be given that such development will not adversely impact our relationships with CMRs or expose us to possible legal claims from CMRs. We are also subject to credit risk with CMRs with whom we contract.

(11) Turnover among our sales force or key management

Our ability to achieve our business plan depends to a significant extent on our ability to identify, hire, train and retain qualified sales personnel in each of the regions in which we operate. We expend a significant amount of resources and management time on identifying and training our account executives. Our ability to attract and retain qualified sales personnel depends on numerous factors, including some outside of our control, such as conditions in the local employment markets in which we operate. A decrease in the number of account executives could adversely affect our results of operations, financial condition and liquidity, as well as our ability to service our debt.

Furthermore, we depend on the continued services of key personnel, including our experienced senior management team as well as our regional sales management personnel. Although we believe that we could replace our senior management team and other key employees within a reasonable time period should the need arise, the loss of these key personnel could have a material adverse effect on our business.

(12) The loss of important intellectual property rights

Some trademarks such as the “Sprint” and “Donnelley” brand names and other intellectual property rights are important to our business. We rely upon a combination of copyright and trademark laws as well as contractual arrangements, including licensing agreements, particularly with respect to Sprint markets, to establish and protect our intellectual property rights. We are required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, from time to time, we are party to proceedings whereby third parties challenge our rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. Although we are not aware of any material infringements of any trademark rights that are significant to our business, any lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. In addition, we only have rights to use the Sprint name and diamond logo in certain markets. The loss of important intellectual property rights such as trademarks could have a material adverse effect upon our business, financial condition and results of operations.

(13) Impact of bankruptcy proceedings against Sprint or its affiliates during the term of the commercial arrangements

Contract rights under the directory services license agreement, trademark license agreement and non-competition agreement with Sprint and its affiliates constitute a substantial portion of our commercial arrangements with Sprint and its affiliates. Pursuant to these commercial arrangements, we are the exclusive directory publisher for Sprint in the markets where Sprint provided telephone service at the time of the agreements. If a bankruptcy case were to be commenced by or against Sprint, it is possible that all or part of the directory services license agreement and/or non-competition agreement could be considered an executory contract and could therefore be subject to rejection by Sprint or a trustee appointed in a bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code.

If one or more of these agreements were rejected, the applicable agreement may not be specifically enforceable, in which case we would have only an unsecured claim for damages against Sprint for the breach of contract resulting from the rejection. If the directory services license agreement were rejected, we would, among other things, no longer be entitled to be Sprint’s exclusive publisher of telephone directories in the affected markets. We could also lose our right to enforce the provisions of the agreement under which we have the right to license trademarks of successor local exchange carriers in the Sprint markets. If the non-competition agreement were rejected and specific enforcement were not available, Sprint would, among other things, no longer be precluded from publishing print telephone directories or selling local directory advertising in the applicable restricted markets.

In connection with the SPA acquisition, Sprint created a bankruptcy remote special purpose vehicle in the form of a limited liability company and contributed and assigned the trademarks being licensed to us under the trademark license agreement to this limited liability company. The operating agreements of this limited liability company require, among other things, that the board of managers of this entity include one independent manager that is unaffiliated with Sprint. The consent of this independent manager is required for the entity to take certain actions, including, among other things, commencement of a bankruptcy proceeding. Because the trademarks were contributed to this limited liability company, our rights under the trademark license agreement are not subject to rejection in the event of a bankruptcy proceeding involving Sprint unless there is also a bankruptcy proceeding involving this limited liability company. Although we believe that the likelihood of this entity being the subject of a bankruptcy proceeding is limited by this structure and the governing provisions of the operating agreement, if the trademark license agreement were rejected in a bankruptcy proceeding, we would lose the right to use the Sprint brand name for the former SPA directories we now publish in those markets.

We cannot assure you that any loss of rights under certain of these arrangements with Sprint and its affiliates would not have a material adverse effect on our financial condition or results of operations.

(14) Our inability to enforce the non-competition agreement with Sprint

In connection with the SPA acquisition, Sprint entered into a non-competition agreement with us. The non-competition agreement prohibits Sprint in the markets where Sprint provided local telephone service at the time of the transaction from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions. However, under state and federal law, a covenant not to compete is only enforceable:

•	to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

•	if it does not unreasonably restrain the party against whom enforcement is sought; and

•	if it is not contrary to the public interest.

Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible for us to predict whether, or to what extent, a court will enforce Sprint’s covenants not to compete against us during the term of the non-competition agreement. If a court were to determine that the non-competition agreement is unenforceable, Sprint could compete directly against us in the directory publishing business in the previously restricted markets. We cannot assure you that our inability to enforce the non-competition agreement with Sprint would not have a material adverse effect on our financial condition or results of operations.

SPA Acquisition

On January 3, 2003, we completed the acquisition of SPA for $2.23 billion in cash, including post-acquisition working capital adjustments. To finance the acquisition, we entered into a new $1,525 million Credit Facility, consisting of a $500 million Term Loan A, a $900 million Term Loan B and a $125 million Revolver. We also issued $325 million 8 7/8% Senior Notes and $600 million 10 7/8% Senior Subordinated Notes. Additionally, we issued $200 million of Preferred Stock and warrants to purchase 1,650,000 shares of our common stock to partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, the “GS Funds”).

To take advantage of favorable market conditions and to ensure the timely consummation of the SPA acquisition, we issued the Notes and borrowed the Term Loan B in December 2002. The total gross proceeds of $1,825 million were deposited and held in escrow pending the SPA acquisition closing. We issued $70 million of Preferred Stock and warrants to purchase 577,500 shares of our common stock, with an exercise price of $26.28 per share in November 2002 to the GS Funds. At the closing of the SPA acquisition, we issued an additional $130 million of Preferred Stock and warrants to purchase 1,072,500 shares of our common stock, with an exercise price of $28.62 per share to the GS Funds. Additionally, we borrowed the Term Loan A and $10 million under the Revolver on the closing date.

In connection with the transaction, we entered into a directory services license agreement, a trademark license agreement and a non-competition agreement with Sprint. The directory services license agreement gives us the exclusive right to produce, publish and distribute directories for Sprint in the markets where Sprint provided local telephone service. The trademark license agreement gives us the exclusive right to use certain Sprint trademarks, including the Sprint diamond logo, in those markets. The non-competition agreement prohibits Sprint in those markets from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions. These agreements are all interrelated and each has initial terms of 50 years, subject to earlier termination under specified circumstances.

Prior to the acquisition, we provided sales agency and pre-press publishing services to SPA and received a priority distribution from CenDon LLC, a partnership between us and Centel Directory Company (“Centel”) (an affiliate of Sprint). Accordingly, at December 31, 2002, we had an aggregate receivable of $43.3 million for commissions, pre-press publishing fees and priority distribution income from SPA. As a result of the acquisition, these receivables became part of the purchase price. Also, other long-term liabilities at December 31, 2002 included an amount due to Sprint of $7.0 million, which we paid in cash at the closing.

The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the former SPA business are included in our consolidated results from and after January 3, 2003.

The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is shown in the table below. The purchase price allocation below reflects the initial allocation and subsequent purchase price adjustments made in 2003.

	(amounts in millions)
Calculation of allocable purchase price:
Cash		$2,229.8
Allocable transaction costs		17.6

Total allocable purchase price		$2,247.4

Allocation of purchase price:
Directory Services Agreements		1,625.0
Customer relationships		260.0
Trade names		30.0

SPA net assets acquired	$81.5
Fair value adjustments:
Reverse pre-acquisition deferred revenue	315.9
Reverse deferred allowance for doubtful accounts and sales claims included in SPA’s opening deferred revenue	(22.8)
Reverse deferred directory costs associated with directories published pre-acquisition	(89.5)
Eliminate SPA historical deferred tax and goodwill	(43.5)
Other	(23.8)

Fair value of tangible net assets acquired		217.8
Goodwill		97.0

Total cash purchase price		$2,229.8

Allocable transaction costs		17.6

Total allocable purchase price		$2,247.4

Segment Reporting

We revised our historical segment reporting in the first quarter of 2003 to reflect the change in the business that resulted from the SPA acquisition and to reflect the way management now reviews and analyzes the business. Our reportable operating segments are now Donnelley and DonTech. The Donnelley segment includes the revenue from our 260 Sprint-branded yellow pages directories and our pre-press publishing services, and all operating and administrative expenses. The DonTech segment includes revenue participation income and our 50% interest in the net profits of DonTech.

Donnelley

As the publisher of yellow pages directories, directory revenue is recognized under the deferral and amortization method based on the annual billing value of the advertisements sold in a directory (“publication sales”), subject to a provision for sales claims and allowances. Revenue from the sale of such advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically 12 months. Certain costs directly related to selling and production of directories are also deferred when incurred and recognized ratably over the life of a directory. These costs include sales commissions and print, paper and initial distribution costs. We also earn revenue from pre-press publishing and billing services provided to SBC for the yellow pages directories for which DonTech sells advertising and from SBC for sales-related computer application services provided to DonTech. The fees received for these services are included in our Donnelley segment, as they relate more to our pre-press publishing services than DonTech sales activities.

DonTech

DonTech is a 50/50 perpetual partnership with an operating unit of SBC. DonTech acts as the exclusive sales agent for yellow pages directories published by SBC in Illinois and northwest Indiana and earns a commission from SBC at the time a sales contract is signed. We account for our investment in DonTech under the equity method and record our income from DonTech as partnership income. Our reported income from DonTech is comprised of our 50% interest in the net profits of DonTech and revenue participation income received directly from an affiliate of SBC. Revenue participation income is based on a percentage of DonTech advertising sales and comprises approximately 80% to 85% of the total annual income related to DonTech. Total income from DonTech accounted for 73%, 90% and 115% of total operating income before depreciation and amortization for the years ended December

31, 2003, 2002 and 2001, respectively. Certain general and administrative expenses incurred to support this business are not allocated to the DonTech segment, but we believe such expenses are not material to our segment reporting.

Prospectively, because of the acquisition, DonTech income is expected to represent approximately 30% to 35% of our total operating income. As income from DonTech accounts for a significant portion of our operating income, a material decline in the advertising sales of DonTech would likely have a material adverse effect on our results of operations and financial condition. We also provide certain pre-press publishing services for those SBC directories for which DonTech sells advertising, the income from which is included in our Donnelley segment as described above. The DonTech partnership is considered a separate operating segment because, among other things, the partnership has its own Board of Directors and the employees of DonTech, including its officers and managers, are not our employees. The SPA transaction did not affect our partnership with SBC, and DonTech continues to act as a sales agent for SBC. Further, we have consistently accounted for our partnership interest in DonTech under the equity method.

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or when changes in the estimate are reasonably likely to occur from period to period, and could materially impact the Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting polices are discussed in Note 2 of the consolidated financial statements included in Item 8 of this annual report. The critical estimates inherent in these accounting polices are discussed below.

Allowance for Doubtful Accounts and Sales Claims

We record our revenue net of an allowance for sales claims. In addition, we record a provision for bad debts. The provision for bad debts and allowance for sales claims is estimated for each directory based on historical experience. We also evaluate the current condition of our customer balances, bankruptcy filings, historical charge-off patterns, recovery rates and other data when determining our allowance for doubtful accounts reserve. We review these estimates periodically to assess whether additional adjustment is needed based on economic events or other circumstances, including actual experience at the end of the billing and collection cycle with respect to each directory. We believe that the allowance for doubtful accounts and sales claims is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the factors noted above or in the overall economy could materially change these expectations. The provisions for sales claims and doubtful accounts are estimated based on a percentage of revenue. Accordingly, an additional 1% change in either of these allowance percentages would impact net income by approximately $3 million annually.

Pension Benefits

Our pension plan obligations and related assets of our defined benefit retirement plans are presented in Note 11 to our consolidated financial statements. Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. Plan obligations and annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of future salary increases and the long-term expected return on plan assets. In determining the discount rate, we look at yields on high-quality, fixed-income investments with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-run. At December 31, 2003, the weighted-average actuarial assumptions were: discount rate of 6.0%; long-term rate of return on plan assets of 8.25%; and assumed salary increases of 3.66%. Net periodic pension costs recognized in 2003 were $1.1 million. A 1% change in the discount rate would affect net income by approximately $0.5 million; a 1% change in the long-term rate of return on plan assets would affect net income by approximately $0.4 million; and a 1% change in assumed salary increases would affect net income by approximately $0.3 million.

Intangible Assets and Goodwill Valuation and Amortization

Our intangible assets consist of directory service agreements between the Company and Sprint, established customer relationships, trade names, all resulting from the SPA acquisition. The intangible assets are being amortized over the period the assets are expected to contribute to the cash flow of the Company, which reflect the expected pattern of benefit. Our recorded goodwill resulted from the SPA acquisition and is not subjected to amortization.

The intangible assets are subject to an impairment test in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), and the goodwill is subject to an impairment test in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company reviews the carrying value of its intangible assets for impairment at least annually or sooner whenever events or circumstances indicate that their carrying amount may not be recoverable. The impairment test for the intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows. In accordance with SFAS 144, impairment exists if the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset, or to its related group of assets. Impairment would result in a write-down of the intangible asset to its estimated fair value based on the discounted future cash flows. Goodwill is tested for impairment by comparing the carrying amount of the reporting unit to which it was assigned to the estimated fair value of the reporting unit. In accordance with SFAS 142, impairment exists if the carrying amount of the reporting unit is less than its estimated fair value. Impairment would result in a write-down equal to the difference between the carrying amount and the estimated fair value of the reporting unit.

We used certain estimates and assumptions in our impairment evaluation, including, but not limited to, projected future cash flows, revenue growth, customer attrition levels, and estimated write-offs. As of December 31, 2003, management believes that there was no impairment to the intangible assets or goodwill. However, significant deterioration in our business, the assumptions underlying the impairment evaluations, or in the overall economy, could result in impairment charges in future reporting periods. Had the aggregate net book value of the intangible assets as of December 31, 2003 been impaired by 1%, net income would have been impacted by approximately $11.0 million.

Additionally, management must assess whether the remaining useful lives of the intangible assets represent the period that the intangible assets are expected to contribute to the cash flow of the Company. In our assessment process, we used certain estimates and assumptions, including projected future cash flows, customer attrition levels and industry and economic conditions. In accordance with SFAS 142, we evaluate the remaining useful lives annually to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimated remaining useful lives change, the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. For the year ended December 31, 2003, amortization of intangible assets was approximately $50 million. Should the remaining useful lives of the intangible assets be shortened by 10%, net income would be impacted by approximately $3.0 million.

Each of these critical accounting estimates pertains only to the Donnelley segment, as further described in Note 14 to the consolidated financial statements included in Item 8 of this annual report. We do not believe we make any critical accounting estimates with respect to our DonTech segment. Management believes the current assumptions and other considerations used to estimate these amounts in the Company’s consolidated financial statements are appropriate.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). This statement established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement was effective July 1, 2003. Our Preferred Stock represents a financial instrument with characteristics of both liabilities and equity. We have applied the provisions of SFAS 150 and determined that the classification and measurement of our Preferred Stock is appropriate.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. We adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on our consolidated financial statements because we currently have no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003. We adopted the provisions of FIN 46R effective December 2003 and such adoption did not have a material impact on our consolidated financial statements because we currently have no SPEs.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. We adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). SFAS 148 amends the transition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation. We do not currently intend to change our accounting to the fair value method. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, Interim Financial Reporting (“APB 28”), to require disclosures about such effects in interim financial information. We adopted the disclosure provisions of SFAS 148 in the first quarter of 2003.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces prescription drug care benefits under Medicare and also allows for certain sponsors of postretirement benefit plans with a drug benefit to receive a non-taxable federal subsidy if certain criteria are met. In response to the passage of this legislation, on January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Act. In accordance with the FSP, Donnelley has elected to defer accounting for any effects of the Act and accordingly, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements and as disclosed in Note 11 — Benefits Plans do not reflect the effects of the Act on Donnelley’s plans. Authoritative guidance on the accounting for the federal subsidy is currently being considered by the FASB that, when issued, could require us to change previously reported information.

In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 (revised 2003) amends the disclosure requirements of SFAS 132 to require more complete information about pension and postretirement benefits. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. We adopted the disclosure provisions of SFAS No. 132 (revised 2003) as of December 31, 2003.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 compared to the Year Ended December 31, 2002

Factors Affecting Comparability

SPA Acquisition

Because of the SPA acquisition, the related financing and associated accounting, our 2003 results prepared in accordance with GAAP are not comparable to our 2002 GAAP results previously reported. Also, because purchase accounting rules precluded us from recognizing revenue and certain expenses for those directories that published prior to the acquisition, including all January 2003 published directories, revenue and certain expenses reported in 2003 are not representative of revenue and certain expenses that would have been reported in 2003 absent these purchase accounting adjustments. Accordingly, in addition to a discussion of the reported 2003 GAAP results compared to the reported 2002 GAAP results, we are also providing a comparison of 2003 adjusted results, which, among other things, exclude the effect of purchase accounting on deferred revenue and certain expenses, to 2002 adjusted pro forma results, which assumes the acquisition occurred on January 1, 2002. For a detailed discussion of 2003 adjusted revenue and certain expenses versus 2002 adjusted pro forma revenue and certain expenses, which are more comparable to each other, as well as a detailed discussion of advertising sales, which drive revenue, see “— Adjusted and Pro Forma Amounts and Other Non-GAAP Measures” below.

Relocation and Integration Charges

Our 2003 expenses include severance and move-related charges of $7.3 million relating to the relocation of our corporate offices to Cary, North Carolina and $7.6 million for the consolidation of our post-acquisition publishing and technology operations, sales offices and administrative staff.

Restructuring and Special Charge

Results for 2002 include a net benefit of $6.4 million from the reversal of remaining restructuring reserves recorded in 2001, as these restructuring actions were completed during 2002. Additionally, results for 2002 include a $2.0 million impairment charge for the write-off of our remaining investment in ChinaBig.com Limited (“ChinaBig”). See “Results of Operations — Year Ended December 31, 2002 as compared to the Year Ended December 31, 2001” below for a further description of these amounts.

Net Revenue

The components of our net revenue in 2003 and 2002 were as follows:

(amounts in millions)	2003	2002	$ Change

Directory advertising revenue	$233.1	$—	$233.1
Advertising sales commission revenue	—	43.1	(43.1)
Sales allowances	(2.3)	(0.4)	(1.9)

Net directory revenue	230.8	42.7	188.1
Pre-press publishing fees	20.6	31.1	(10.5)
Other revenue	5.0	1.6	3.4

Total	$256.4	$75.4	$181.0

Revenue is derived entirely from our Donnelley segment since DonTech is accounted for under the equity method. Subsequent to the acquisition of SPA, revenue from directory advertising sales is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when the directory is published and recognized ratably over the directory’s life, which is typically 12 months. Pre-press publishing fees and other revenue are recognized when earned. Total net revenue in 2003 was $256.4 million as compared to $75.4 million in 2002. The increase in total net revenue in 2003 is a result of the SPA acquisition. From the date of the acquisition on January 3, 2003, our revenue was earned primarily from the sale of advertising in yellow pages directories we published in 2003, totaling $230.8 million, net of sales allowances. As a result of the acquisition, we became the publisher of 260 Sprint-branded directories. As the publisher, we earn the entire value of the sales contract with the advertiser, subject to an allowance for sales claims. Prior to the acquisition, we were a sales agent and earned only a commission on the advertising sales contract that was recognized when the advertiser signed the contract and we earned this revenue on 44 directories as opposed to the 260 directories we now publish. During 2002, our net revenue represented only the commissions we earned as a sales agent on advertising sales made on behalf of SPA totaling $42.7 million, net of allowances for sales claims.

Revenue from pre-press publishing services was $20.6 million in 2003 as compared to $31.1 million in 2002. The decrease of $10.5 million is primarily due to the consolidation of SPA’s operating results with ours beginning in 2003 and the expiration of a contract with a third party directory publisher that ceased outsourcing its pre-press publishing services to us in the first quarter of 2003. During 2002, we earned $7.0 million in fees for pre-press services provided to SPA and earned $7.3 million from that third party pre-press publishing contract that expired. We continued to provide transition services to the third party publisher through March 2003 and recognized $3.0 million of revenue in 2003. Other revenue in 2003 and 2002 included fees for sales-related computer application services rendered to DonTech on behalf of SBC. As a result of the SPA acquisition in 2003, we also began recording revenue for late fees paid on outstanding customer balances, sales of directories and fees from telephone companies for publishing of information pages. These activities account for the difference in other revenue between 2003 and 2002.

Expenses

The components of our total expenses for 2003 and 2002 were as follows:

(amounts in millions)	2003	2002	$ Change

Operating expenses	$164.2	$48.0	$116.2
G&A expenses	48.0	12.0	36.0
D&A expense	65.8	6.3	59.5

Total	$278.0	$66.3	$211.7

All reported expenses are derived entirely from our Donnelley segment since DonTech is accounted for under the equity method. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory.

Operating Expenses

Total operating expenses in 2003 were $164.2 million as compared to $48.0 million in 2002. The increase in operating expenses is primarily a result of the operating expenses of the SPA business, that we acquired. The 2003 operating expenses include our results as a publisher of 260 directories, whereas 2002 expenses include those expenses incurred in our prior role as a sales agent for 44 directories. The expenses we incur as a publisher of directories are significantly greater than the expenses that we incurred as a sales agent. However, due to the elimination of SPA’s deferred revenue and deferred costs for 2002 and January 2003 directories as required by purchase accounting, our reported expenses in 2003 do not include certain expenses associated with those directories. Therefore, our operating expenses prospectively will be higher than they were in 2003. In addition, our direct sales costs in 2003 were $45.9 million higher than in 2002 due to an increase in the number of sales offices, size of our local sales force and our national sales operations. As a publisher, we also now incur costs related to the printing and distribution of directories, purchasing of paper, and marketing, advertising and customer service that we did not incur when we were a sales agent in 2002. 2003 expenses for these functions were $36.3 million higher than in 2002. Publishing and information technology expenses in 2003 were $22.4 million higher than in 2002 due to the production of the additional SPA directories related to the acquisition and the larger workforce. In addition, 2003 expenses include $7.6 million of costs related to the consolidation of our publishing and technology operations, sales offices and administrative staff. Bad debt expense in 2003 was lower than in 2002 principally due to better than expected collections as a result of significant process improvements in billings and collections, partially offset by bad debt expense recognized as a publisher.

General and Administrative Expenses

General and administrative (“G&A”) expenses in 2003 were $48.0 million as compared to $12.0 million in 2002. The increase in general and administrative expenses is primarily attributable to incremental costs related to the former SPA business of $13.6 million, costs relating to the relocation of our corporate offices to Cary, North Carolina of $7.3 million and the higher corporate costs for the larger organization of $8.5 million due to higher insurance premiums, compensation and governance. General and administrative expenses in 2002 reflect a net benefit of $6.4 million from the reversal of remaining restructuring reserves initially recorded in 2001. See “Results of Operations — Year Ended December 31, 2002 as compared to the Year Ended December 31, 2001” below for a further description of these prior year amounts.

Depreciation and Amortization

Depreciation and amortization (“D&A”) in 2003 was $65.8 million as compared to $6.3 million in 2002. The increase in 2003 is primarily a result of the amortization, totaling $50.0 million, of the intangible assets acquired in the SPA acquisition. In 2002, Donnelley did not have significant intangible assets and therefore did not incur significant amortization expense. Depreciation of fixed assets and amortization of computer software was $15.8 million in 2003 and $6.3 million in 2002. This increase is due to the depreciation associated with the depreciable assets acquired in the SPA acquisition.

Partnership Income

Partnership income in 2003 includes our 50% share of the net income of DonTech (accounted for under the equity method) and revenue participation income from SBC. As a sales agent for SBC, DonTech earns commission revenue based on the annual value of sales contracts executed during the period (“calendar sales”). We also earn revenue participation income based on the amount of calendar sales during the period. Partnership income in 2002 also included a priority distribution on our membership interest in CenDon, LLC (“CenDon”). As a result of the SPA acquisition, we acquired the remaining membership interests in CenDon and accordingly, become the sole owner of CenDon. We no longer receive priority distribution income; rather results from CenDon have been included in our Consolidated Statements of Operations. Partnership income was $114.1 million in 2003 as compared to $136.9 million in 2002, of which $117.1 million was from DonTech and $19.8 million was priority distribution income from CenDon, which at the time was a part of our DAS segment. The decrease in partnership income from DonTech was due to a slow economic recovery, stagnant job growth and a competitive local media environment in the Chicagoland markets.

Operating Income

Operating income by segment for the years ended December 31, 2003 and 2002 was as follows:

	2003	2002
	(amounts in millions)
Donnelley	$(21.6)	$28.9
DonTech	114.1	117.1

Total	$92.5	$146.0

Reported operating income in 2003 of $92.5 million decreased $53.5 million as compared to operating income of $146.0 million in 2002. The decline in operating income was due largely to higher operating and G&A expenses as mentioned above as well as higher D&A expense due to amortization of intangible assets resulting from the SPA acquisition. Operating income also declined due to the decline in income from DonTech of $3 million.

Interest Expense, Net

Net interest expense in 2003 was $180.0 million compared to $33.5 million in 2002. Interest expense in 2003 was significantly higher as a result of the substantial debt incurred in connection with the SPA acquisition. See "-Liquidity and Capital Resources” for a further description of our debt obligations and the provisions of the related debt instruments. Interest expense for 2003 includes $15.0 million of non-cash amortization of deferred financing costs, consisting of $2.4 million in deferred costs that were expensed in connection with pre-acquisition debt that was extinguished in 2003 and $12.6 million of amortized deferred costs related to our current outstanding debt, of which $3.1 million related to accelerated principal payments in 2003.

Net interest expense in 2002 of $33.5 million included $12.7 million of interest incurred on $1,825 million in debt raised in contemplation of the SPA acquisition. Excluding this amount, interest expense was $20.8 million reflective of our outstanding pre-acquisition debt during 2002.

Other Income (Expense), Net

Other income in 2003 represents a $1.5 million gain on hedging activities. At December 31, 2002, our $75 million notional value interest rate swap did not qualify for hedge accounting treatment due to the then-pending repayment of existing variable rate debt in connection with the SPA acquisition. In December 2002, a charge of $1.5 million was recorded to reclassify to earnings the cumulative change in the fair value of the swap that was previously recognized in accumulated other comprehensive loss on the balance sheet. Due to the loss of hedge accounting treatment, a gain of $1.5 million was recognized in earnings in 2003 at the time the swap matured. Other expense in 2002 consists of the $1.5 million charge related to the interest rate swap agreement, net of a $1.0 million reversal of remaining reserves related to the disposition of businesses in 2000. See Item 7A, “Qualitative and Quantitative Disclosures About Market Risk” for additional information about our interest rate swap agreements.

(Benefit) Provision for Income Taxes

The 2003 tax benefit is based on an effective tax rate of 41.8% and results from the tax benefit generated in 2003 attributable to a net operating loss of approximately $176 million related to tax deductions in connection with the acquisition of the SPA business. The 2003 effective tax rate reflects an increase in the state and local tax rate as a result of the acquisition of SPA, combined with the favorable settlement in 2003 of certain prior year state and local tax audits.

The 2002 tax provision is based on an effective tax rate of 40.0%, which was adversely impacted by the ChinaBig investment impairment charge that was not deductible against income for tax purposes. This charge represents a capital loss, which can only be offset against capital gains. This charge also gave rise to a deferred tax asset that can only be realized by offsetting future capital gains. Given our current business portfolio and projections of future results, we believe that the probability of generating future capital gains to realize this asset is remote. Accordingly, a valuation allowance for the deferred tax asset relating to the ChinaBig investment was established.

Net (Loss) Income, (Loss) Income Available to Common Shareholders and (Loss) Earnings Per Share

The net loss in 2003 was $50.0 million as compared to net income of $67.2 million in 2002. Our operating results for 2003 reflect lower operating income as described previously and higher interest expense and D&A as a result of the SPA acquisition.

The dividend on the Preferred Stock increases the net loss or reduces net income, resulting in (loss) income available to common shareholders from which earnings per share amounts are calculated. The amount of the Preferred Stock dividend includes the stated 8% dividend, plus a deemed dividend for a beneficial conversion feature (“BCF”). The BCF is a function of the conversion price of the Preferred Stock ($24.05), the fair value of the warrants issued with the Preferred Stock (weighted average of $11.08 per warrant based on the Black-Scholes model and exercise prices of $26.28 for the warrants issued in November 2002 and $28.62 for the warrants issued in January 2003), and the fair market value of the common stock on January 3, 2003, the date the Preferred Stock was issued ($29.92). The full amount of the BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance in November 2002 and January 2003. The Preferred Stock dividend in 2003 and 2002 of $58.4 million and $24.7 million, respectively, consisted of the stated 8% dividend of $16.5 million and $0.5 million, respectively, and a

BCF of $41.9 million and $24.2 million, respectively. The resulting (loss) income available to common shareholders was ($108.3) million and $42.5 million in 2003 and 2002, respectively.

Basic earnings per common share (EPS) are generally calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. However, because our Preferred Stock contains certain participation rights, EITF Topic D-95, “Effect of Participating Securities on the Computation of Basic Earnings Per Share” (“Topic D-95”), requires that the dilutive effect of those securities be included in the weighted average number of shares outstanding. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS may be calculated using either the if-converted method or the two-class method. However, the dilutive effect of the Preferred Stock cannot be less than that which would result from the application of the two-class method. We have elected to use the if-converted method in calculating basic EPS. However, during 2003, we have reported EPS calculated using the two-class method because it has been less than EPS calculated using the if-converted method. Diluted EPS equals income available to common shareholders divided by the weighted average common shares outstanding plus common share equivalents. Common share equivalents include stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and Preferred Stock, the potential dilutive effect of which is calculated using the if-converted method. The calculation of basic and diluted EPS for 2003 and 2002 is presented below:

	Year ended	Year ended
(In thousands, except per share data)	December 31, 2003	December 31, 2002
Basic EPS — If – Converted Method
(Loss) income available to common shareholders	$(108,350)	$42,475
Preferred Stock dividend	58,397	24,702

Net (loss) income	$(49,953)	$67,177

Weighted average common shares outstanding	30,683	29,643
Weighted average common shares assuming conversion of Preferred Stock	8,761	281 (1)

Weighted average common equivalent shares assuming conversion of Preferred Stock	39,444	29,924

Basic (loss) earnings per share — if – converted method	$(1.27)	$2.24

Basic EPS – Two-Class Method
(Loss) income available to common shareholders	$(108,350)	$42,475
Amount allocable to common shares(2)	78%	99%

Rights to undistributed (loss) income	(84,513)	42,050
Weighted average common shares outstanding	30,683	29,643

Basic (loss) earnings per share – two-class method(3)	$(3.53)	$1.42

Diluted EPS
(Loss) income available to common shareholders	$(108,350)	$42,475

Weighted average common shares outstanding	30,683	29,643
Dilutive effect of stock options(4)	—	655
Dilutive effect of Preferred Stock assuming conversion(3)	—	—

Weighted average diluted shares outstanding	30,683	30,298

Diluted (loss) earnings per share	$(3.53)	$1.40

(1) At December 31, 2002, the Preferred Stock was convertible into 2,933,888 shares of common stock. However, since $70 million of the Preferred Stock was issued in November 2002, the number of common share equivalents included in the EPS calculation has been weighted for the actual time the Preferred Stock was outstanding during the year.

(2) 30,683 / (30,683 + 8,761) for the year ended December 31, 2003 and 29,643 / (29,643 + 281) for the year ended December 31, 2002.

(3) Basic EPS calculated under the two-class method was a loss of $2.75 for the year ended December 31, 2003. However, where there is a net loss in a period, the application of the two-class method is anti-dilutive. Accordingly, reported basic EPS are calculated as loss available to common shareholders divided by the weighted average basic shares outstanding.

(4) The effect of stock options in 2003 and the assumed conversion of the Preferred Stock in 2003 and 2002 were anti-dilutive and therefore are not included in the calculation of diluted EPS.

Adjusted and Pro Forma Amounts and Other Non-GAAP Measures

As a result of the SPA acquisition, our 2003 results prepared in accordance with GAAP are not comparable to our 2002 reported GAAP results. Under our deferral and amortization revenue recognition method, certain directories published in 2002 would have been recognized as revenue in 2003. However, purchase accounting considerations precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the acquisition, including all January 2003 published directories. Accordingly, our reported 2003 GAAP results are not indicative of our underlying operations and financial performance. Accordingly, management is presenting adjusted results for 2003 that, among other things, eliminate the purchase accounting impact on revenue and certain expenses and adjusted pro forma information for 2002 that assumes the acquisition and related financing occurred on January 1, 2002. Management believes that the presentation of this adjusted and adjusted pro forma information will help readers better and more easily compare current period underlying operating results against what the combined company performance would likely have been in the comparable prior period. All of the following adjusted and pro forma amounts are non-GAAP measures, which are reconciled to the most comparable GAAP measures below.

	GAAP
	Reported	Adjustments		Adjusted
	(amounts in millions)
Year Ended December 31, 2003
Net revenue	$256.4	$315.9	(1)	$572.3
Expenses, other than depreciation and amortization	212.2	63.3	(2)	275.5
Depreciation and amortization	65.8	—		65.8
Partnership income	114.1	—		114.1

Operating income	92.5	252.6		345.1

	GAAP			Adjusted Pro
	Reported	Adjustments		Forma
	(amounts in millions)
Year Ended December 31, 2002
Net revenue	$75.4	$495.9	(3)	$571.3
Expenses, other than depreciation and amortization	60.0	221.3	(4)	281.3
Depreciation and amortization	6.3	58.5	(5)	64.8
Partnership income	136.9	(19.8	)(6)	117.1

Operating income	146.0	196.3		342.3

(1) Represents revenue for directories that published prior to the acquisition, including all January 2003 published directories, that would have been recognized during the period had it not been for purchase accounting adjustments required under GAAP.

(2) Represents expenses for directories that published prior to the acquisition, including all January 2003 published directories, that would have been recognized during the period had it not been for purchase accounting adjustments required under GAAP, and the effect of differences in the application of accounting policies between legacy SPA and Donnelley.

     (3) Represents revenue recognized by SPA in 2002 ($545.7 million) less our commission revenue and pre-press publishing revenue from SPA included in our reported GAAP amounts ($49.8 million), which would have been eliminated as intercompany revenues had the acquisition occurred on January 1, 2002.

     (4) Represents expenses recognized by SPA in 2002 ($253.3 million) less commission and pre-press publishing expenses for services provided by us ($44.7 million), which would have been eliminated as intercompany expenses had the acquisition occurred on January 1, 2002, plus the additional expense ($8.3 million) related to a required purchase accounting adjustment recorded to increase acquired deferred directory costs to fair value. The adjusted pro forma amounts also exclude a $6.4 million restructuring reserve reversal and an investment impairment charge of $2.0 million.

     (5) Represents depreciation and amortization expense recognized by SPA in 2002 ($8.5 million) plus amortization expense for intangible assets acquired in the acquisition assuming it occurred on January 1, 2002 ($50.0 million).

     (6) Represents income from CenDon recognized by Donnelley and included in reported GAAP amounts, which would have been eliminated as intercompany income had the acquisition occurred on January 1, 2002.

2003 Adjusted Revenue and Expenses Compared to 2002 Adjusted Pro Forma Revenue and Expenses

The components of 2003 adjusted revenue and 2002 adjusted pro forma revenue are as follows:

(amounts in millions)	2003	2002	$ Change	% Change

Gross directory advertising revenue	$552.7	$547.6	$5.1	0.9%
Sales claims and allowances	(6.0)	(6.9)	0.9	13.0%

Net directory advertising revenue	546.7	540.7	6.0	1.1%
Pre-press publishing fees	20.6	24.1	(3.5)	14.5%
Other revenue	5.0	6.5	1.5	23.1%

Net revenue	$572.3	$571.3	$1.0	0.2%

Total adjusted net revenue in 2003 was $572.3 million, an increase of $1.0 million or 0.2% from adjusted pro forma net revenue of $571.3 million in 2002. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months. The increase in adjusted gross directory advertising revenue is a result of higher advertiser renewal rates and solid performance in two of our major markets, Nevada and southwest Florida, offset by weaker performance in military markets due to the Iraqi conflict and generally weak regional economic conditions during much of the year. In addition, due to the deferral and amortization method, sales growth in published directories are amortized to revenue over the life of the directory, which delays recognition of publication sales as recorded revenue. The reduction in sales claims and allowances is a result of improved processes between the sales organization and pre-press services. The decrease in pre-press publishing fees of $3.5 million is a result of the expiration of a third party pre-press publishing contract for whom we ceased providing services in the first quarter 2003.

Adjusted operating and G&A expenses in 2003 were $275.5 million, down $5.8 million or 2.1% from pro forma operating and G&A expenses of $281.3 million in 2002. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life a directory. The decrease in adjusted expenses in 2003 is primarily due to lower bad debt expense of $13.7 million resulting from better than expected collections due to certain process improvements; synergy savings from the combination of the SPA operations with Donnelley’s in 2003 of $10.2 million; and lower print, paper and distribution costs of $9.3 million due to lower paper prices, printing expenses and vendor costs. These decreases were offset by $8.5 million in increased corporate costs, due to higher insurance premiums, compensation and governance costs related to the larger organization, $7.6 million of costs to achieve synergies from the consolidation of our publishing and technology operations, sales offices and administrative functions, $7.3 million related to the headquarters relocation and $4.3 million due to increased advertising in order to bring advertising levels for the Sprint-branded directories back to historical levels before 2002.

Adjusted partnership income in 2003 was $114.1 million, a decrease of $3.0 million or 2.6% from adjusted pro forma partnership income in 2002 of $117.1 million. The decrease in partnership income reflects the decrease in income from DonTech previously discussed.

Adjusted operating income in 2003 was $345.1 million, an increase of $2.8 million or 0.8% from adjusted pro forma operating income in 2002 of $342.3 million.

Donnelley Advertising Sales – Publication Sales

Management reviews and evaluates the value of advertising sales in directories that published during the period (“publication sales”) as its primary sales performance measure. Directory advertising revenue is driven by publication sales. Management believes that a comparison of publication sales for the same directories from one period to another gives a better indication of underlying sales trends, economic conditions and business confidence than a comparison of directory revenue recognized using the deferral and amortization method. Because we recognize directory revenue ratably over the life of a directory, the amount of revenue recognized during a period is not directly related to the sales trends, economic conditions and business confidence during that period. Publication sales are comparable to a “same-store” sales measure and are utilized and disclosed by many directory publishers, thus facilitating comparison of sales performance among publishers.

Publication sales in 2003 for the Donnelley segment were $548.2 million, up $6.5 million or 1.2% from pro forma publication sales for the Donnelley segment of $541.7 million in 2002. The increase in publication sales resulted from higher advertiser renewal rates and solid performance in two of our major markets, Nevada and southwest Florida. These results were partially offset by regional economic weakness, and weaker performance in several military markets due to troop deployment in connection with the Iraqi conflict. Publication sales are a non-GAAP measure for which the most comparable GAAP measure related to the Donnelley segment is net revenue. A reconciliation of publication sales to net revenue reported in accordance with GAAP is presented below:

	For the Year Ended
	December 31,
	2003	2002
	(amounts in millions)
Publication sales — Donnelley segment	$548.2	$541.7
Less publication sales for January 2003 directories not recognized as revenue due to purchase accounting	(102.4)
Less current period publication sales deferred and not recognized as revenue in current period	(215.0)

Less publication sales for those SPA directories not sold by Donnelley		(357.0)

Publication sales reported by Donnelley in 2002		184.7
Less sales contracts executed in prior periods and reported as calendar sales in prior periods		(70.0)
Plus contracts executed during the period to be reported as publication sales in future periods		72.1

Calendar sales in 2002		$186.8

Net directory advertising revenue on above advertising sales	230.8
Plus net commission revenue on 2002 calendar sales		42.7
Plus pre-press publishing revenue	20.6	31.1
Plus other revenue	5.0	1.6

Net Revenue-GAAP	$256.4	$75.4

DonTech Advertising Sales – Calendar and Publication Sales

   Calendar Sales

As a sales agent for SBC, DonTech recognizes commission revenue based on the annual value of a sales contract (calendar sales) in the period the contract is executed. Management reviews calendar sales for DonTech because this is a primary driver of our income from DonTech. DonTech manages the sale of advertising to customers on a directory-by-directory basis or project basis (a project consists of two or more directories in a geographic area) and organizes the sales into directories as a sales campaign. Accordingly, changes in the beginning and ending dates of a sales campaign and the actual sales recorded at any point during the campaign can vary from one period to the next. These variations, or timing factors, can cause calendar sales, and thus partnership income, to be materially different from the prior comparative period.

     Income from DonTech consisted of the following:

	Years Ended December 31,
(amounts in millions)	2003	2002

50% share of DonTech net profits	$17.4	$18.5
Revenue participation income	96.7	98.6

Total DonTech income	$114.1	$117.1

DonTech partnership income in 2003 of $114.1 million decreased $3.0 million or 2.6% from $117.1 million in 2002, mainly due to lower calendar sales. DonTech calendar sales in 2003 were $394.9 million, 2.0% lower than calendar sales in 2002 of $402.9 million, as a result of a continued weak economy in the Midwest during 2003 and competition in the local media market. Our share of DonTech’s net income decreased $1.1 million from $18.5 million to $17.4 million. In addition, revenue participation income received from SBC decreased $1.9 million or 2.0% to $96.7 million in 2003 from $98.6 million in 2002. Each of these decreases is a direct result of the reduction in DonTech’s calendar sales from which our share of DonTech’s net income and revenue participation is derived.

   Publication Sales

Management also utilizes publication sales to evaluate the sales performance of DonTech because management believes that this measure provides a better indication of underlying sales trends, economic conditions and business confidence in the DonTech markets than a comparison of partnership income from DonTech. Publication sales at DonTech represent the annual billing value of the SBC directories published during the period for which DonTech sells advertising. Publication sales in 2003 were $402.4 million, down $15.8 million or 3.8% from 2002 publication sales of $418.2 million. This decrease is a result of a continued weak economy in the Midwest, stagnant job growth and competition in the local media market. Calendar sales and publication sales are non-GAAP measures for which the most comparable GAAP measures related to DonTech is partnership income. A reconciliation of publication sales and calendar sales to partnership income is provided below.

	For the Year
	Ended December 31,
(amounts in millions)	2003	2002

DonTech publication sales	$402.4	$418.2
Less the value of contracts executed and reported as calendar sales in prior periods	(142.2)	(157.5)
Plus the value of contracts executed during the period to be reported as publication sales in future periods	134.7	142.2

DonTech calendar sales	$394.9	$402.9

Commission revenue from above calendar sales	$99.7	$101.8
Partnership net expenses	(65.0)	(64.8)

Partnership profit	$34.7	$37.0

Donnelley’s 50% share of partnership profits	$17.4	$18.5
Revenue participation income on above calendar sales	96.7	98.6

Total income from DonTech	114.1	117.1
Priority distribution income from CenDon	—	19.8

Partnership income — GAAP	$114.1	$136.9

Year Ended December 31, 2002 as compared to the Year Ended December 31, 2001

The Company – Prior to the SPA Acquisition

The discussion below relates to the results of the Company for the years ended December 31, 2002 and 2001. During this period, we were a leading independent sales agent and pre-press vendor for yellow pages advertising services in the United States. Our business was organized into two reportable operating segments: the DonTech Partnership and Directory Advertising Services (“DAS”). The DonTech segment was not affected by the SPA acquisition. For a further description of the DonTech segment, see “— Segment Reporting” above.

Historical Directory Advertising Services

Within our DAS segment, we sold yellow pages advertising for affiliated entities of Sprint and performed pre-press publishing services for yellow pages directories. We were the exclusive sales agent in the greater Orlando, Florida market (“Central Florida”) for an operating unit of Sprint and the exclusive sales agent in Nevada, Florida, Virginia and North Carolina for CenDon, a joint venture with Centel, a subsidiary of Sprint. Other Sprint affiliates sold yellow pages advertising in other markets in these states. We received sales commissions on all advertising sold for Sprint and CenDon and a priority distribution on our membership interest in CenDon. The amount of priority distribution earned was based on a percentage of CenDon advertising sales. A material decline in advertising sales in these markets could have had a material adverse effect on our results of operations and financial condition.

The DAS segment also included pre-press publishing services provided to SBC and Sprint for their respective yellow pages directories for which we sold advertising under separately negotiated contracts. The agreement with SBC extends through 2008. Prior to the SPA acquisition, our agreement with Sprint was scheduled to expire in 2003. We also provided pre-press publishing services to an unaffiliated third party under an agreement that expired at the end of 2002 to whom we provided transition services of $3.0 million in 2003. Revenue from our pre-press publishing services operation accounted for approximately 42% and 43% of total consolidated revenue in 2002 and 2001, respectively. DAS also included all information technology costs.

Factors Affecting Comparability

ChinaBig Investment and Impairment Charge

We have a 9% interest in ChinaBig, which publishes yellow pages directories and offers Internet directory services in the People’s Republic of China. In November 2001, we received an independent third party valuation of ChinaBig’s current business plan, capital needs and outlook for profitability and cash flow. This report was commissioned by ChinaBig. The valuation was conducted in connection with a proposed equity financing. The results of the valuation provided a range of possible estimated fair values for ChinaBig, all of which implied that the fair value of this investment was substantially lower than the carrying value of $13.4 million. Accordingly, an impairment charge of $11.4 million was recorded in 2001 to write this investment down to an amount that we believed was the best estimate of the current fair value of the investment at that time. After reviewing ChinaBig’s 2002 operating results, we determined that sufficient evidence did not exist to support the carrying value of this investment and that the probability of realizing any value from this investment in the foreseeable future was remote. Accordingly, in 2002 an additional impairment charge of $2.0 million was recorded to write-off the remaining book value of the investment.

Restructuring and Special Charge

In 2001, a restructuring and special charge of $18.6 million was recorded in connection with executive management employment transition arrangements and the expiration of a pre-press publishing contract, which was expected to result in the elimination of approximately 100 positions during 2002. The charge included:

•	$9.9 million associated with executive management transition arrangements, including severance, accrued pension benefits and other related costs;

•	$3.3 million for other employee severance and related costs;

•	$4.4 million for idle leased space in the Morrisville publishing facility and planned relocation of the corporate headquarters due to excess capacity; and

•	$1.0 million for professional fees and the write-off of assets no longer considered useable.

As a result of the SPA acquisition, we determined that certain costs originally anticipated in the restructuring charge would not be incurred. Specifically, idle leased space in the Morrisville publishing facility would subsequently be utilized, planned severance and other related costs would be significantly less and the corporate headquarters was not expected at that time to be relocated. Accordingly, income of $6.4 million was recognized in 2002 from the reversal of $6.7 million of the original reserve, partially offset by a charge of $0.3 million for additional costs paid in connection with the executive management transition.

Net Revenue

During 2002 and 2001, revenue was derived entirely from our DAS segment. As a sales agent for Sprint, we earned commission revenue based on the annual billing value of advertisements sold for Sprint directories in the period (“Sprint calendar sales”). Sales commission revenue was recorded net of an estimate for potential claims allowances. We also earned revenue from providing pre-press publishing services.

The amount of commission revenue recognized was directly correlated to Sprint calendar sales recorded during each period. We managed the sale of advertising on a directory-by-directory basis and organized each directory into a sales campaign. A typical sales campaign lasts two to five months and ends approximately two months before a directory is scheduled to be published. Therefore, changes in the beginning and ending dates of a sales campaign and the actual sales recorded at any point during the campaign can vary from one period to the next. These variations could have caused sales commission revenue in the period to be materially different from the prior comparative period. The components of our net revenue for 2002 and 2001 are as follows:

(amounts in millions)	2002	2001	$ Change	% Change

Commission revenue	$43.1	$42.7	$0.4	0.9%
Sales allowances	(0.4)	1.1	(1.5)	n/m

Net commission revenue	42.7	43.8	(1.1)	(2.5)
Pre-press publishing fees	31.1	32.9	(1.8)	(5.5)
Other revenue	1.6	3.5	(1.9)	(54.2)

Total	$75.4	$80.2	$(4.8)	(6.0)%

Net revenue in 2002 was $75.4 million as compared to $80.2 million in 2001. Net commission revenue decreased $1.1 million in 2002 compared to 2001 primarily due to the reversal of $1.4 million of sales claims allowances in 2001. Fees from pre-press publishing services declined $1.8 million primarily due to a reduction in volumes resulting from the expiration of a pre-press publishing contract in December 2002. Other revenue in 2002 and 2001 included fees for billing services provided to SBC and sales-related computer application services provided to DonTech.

Calendar Advertising Sales

Commission revenue, priority distribution income from Sprint, and revenue participation income from SBC are directly correlated to the value of advertising sales made during the period. The table below sets forth the value of advertising that we sold on behalf of Sprint and that DonTech sold on behalf of SBC during the periods noted. DonTech manages its selling process in a manner similar to how we manage our selling process. Accordingly, the annual billing value of advertisements sold for SBC directories in the period (“DonTech calendar sales”) can vary from one period to the next due to changes in the beginning and ending dates of a sales campaign and the actual sales recorded at any point during the campaign. See below for a reconciliation of calendar sales, a non-GAAP measure, to net revenue, the most comparable GAAP measure with respect to DAS results, and partnership income, the most comparable GAAP measure with respect to DonTech results.

Calendar advertising sales by segment for 2002 and 2001 were as follows:

(amounts in millions)	2002	2001	$ Change	% Change

DonTech	$402.9	$422.6	$(19.7)	(4.7)%
DAS	186.8	185.3	1.5	0.8

Total	$589.7	$607.9	$(18.2)	(3.0)%

Calendar sales in 2002 were $589.7 million as compared to $607.9 million in 2001. DonTech calendar sales declined 4.7% in 2002. The decline in 2002 DonTech calendar sales reflected continued advertiser uncertainty from weak economic conditions, competition and changes in the servicing of sales campaigns to call on customers closer to the time when directories publish. DAS calendar sales increased slightly during 2002 compared to 2001 as we began to see signs that these markets may be trending back towards historical growth levels.

Publication Advertising Sales

During 2001 and 2002, management also reviewed and analyzed the value of advertising sales on behalf of Sprint and by DonTech on behalf of SBC in directories that published during the period. We compared publication sales for the period against publication sales for the same directories published in the prior year period (a “same store sales” type metric). We believed that a comparison of publication sales from one period to another gave an indication of underlying sales growth in directories as this metric removed the timing factors associated with a sales campaign. However, publication sales did not have a direct correlation to our reported revenue or profitability in the indicated period because calendar sales drive revenue and profitability and occur prior to publication dates. See below for a reconciliation of publication sales, a non-GAAP measure, to net revenue, the most comparable GAAP measure with respect to DAS results, and partnership income, the most comparable GAAP measure with respect to DonTech results.

Publication advertising sales by segment for 2002 and 2001 were as follows:

(amounts in millions)	2002	2001	$ Change	% Change

DonTech	$418.2	$434.0	$(15.8)	(3.6)%
DAS	184.7	193.5	(8.8)	(4.5)

Total	$602.9	$627.5	$(24.6)	(3.9)%

Publication sales in 2002 were $602.9 million as compared to $627.5 million in 2001. For 2002, publication sales at DonTech declined 3.6% and publication sales at DAS declined 4.5% compared to 2001. These declines were due to difficult economic conditions, reduced spending by advertisers and uncertainty and caution in the small business market following the events of September 11, 2001. Two of our largest sales campaigns, Sprint’s Las Vegas and SBC’s Chicago Consumer directories, were in their peak selling period immediately after September 11th. Both these directories published in early 2002 with the advertising sales value of the 2002 publications being substantially below the value of the 2001 publications. However, since our revenue and profitability were driven by calendar sales, the shortfall in the 2002 Las Vegas and Chicago Consumer directories was reflected in our 2001 results and did not directly impact our revenue or profitability in 2002.

Reconciliation of Advertising Sales to Net Revenue reported in accordance with GAAP

Both calendar advertising sales and publication sales are non-GAAP financial measures. The most comparable GAAP measure for DAS calendar sales and publication sales is net revenue. As previously described, our net revenue and priority distribution income reported in 2001 and 2002 in accordance with GAAP were directly correlated to DAS calendar sales. Publication sales on the other hand give an indication of the underlying growth in directories but had no direct correlation to our reported net revenue or priority distribution income. Below is a reconciliation of DAS advertising sales to net revenue and DAS calendar sales to partnership income.

(amounts in millions)	2002	2001

DAS publication sales (from table above)	$184.7	$193.5
Less the value of contracts executed and reported as calendar sales in prior periods	(70.0)	(76.8)
Plus the value of contracts executed during the period to be reported as publication sales in future periods	72.1	68.6

DAS calendar sales (from table above)	$186.8	$185.3

Commission revenue, net on above calendar sales	$42.7	$43.8
Pre-press publishing revenue	31.1	32.9
Other revenue	1.6	3.5

Total net revenue — GAAP	$75.4	$80.2

The most comparable GAAP measure for DonTech calendar sales and publication sales is partnership income. As previously described, the revenue participation income received from SBC and Donnelley’s share of DonTech profits are directly correlated to DonTech calendar sales. Publication sales on the other hand give an indication of the underlying growth in directories but have no direct correlation to our reported partnership income. Below is a reconciliation of DonTech publication sales to DonTech calendar sales to partnership income.

(amounts in millions)	2002	2001

DonTech publication sales (from table above)	$418.2	$434.0
Less the value of contracts executed and reported as calendar sales in prior periods	(157.5)	(197.2)
Plus the value of contracts executed during the period to be reported as publication sales in future periods	142.2	185.8

DonTech calendar sales (from table above)	$402.9	$422.6

Commission revenue on above calendar sales reported by DonTech	$101.8	$106.8
DonTech net expenses	(64.8)	(68.2)

DonTech net profit	$37.0	$38.6

Donnelley’s 50% share of DonTech profits	$18.5	$19.3
Revenue participation income received from SBC	98.6	103.1
Priority distribution income from CenDon	19.8	17.6

Total partnership income — GAAP	$136.9	$140.0

Expenses

Expenses for 2002 and 2001 were as follows:

(amounts in millions)	2002	2001	$ Change	% Change

Operating expenses	$48.0	$51.3	$(3.3)	(6.4)%
General and administrative expenses	12.0	46.6	(34.6)	(74.2)
Depreciation and amortization expenses	6.3	10.8	(4.5)	(41.7)

Total	$66.3	$108.7	$(42.4)	(39.0)%

Operating expenses in 2002 were $48.0 million as compared to $51.3 million in 2001. The decrease in 2002 operating expenses compared to 2001 was primarily due to a favorable settlement of $1.1 million for CenDon Partnership advertiser receivables (the “CenDon settlement”) and reduced headcount through attrition in our Morrisville facility. In 2002, we settled CenDon Partnership accounts receivable issues for approximately $2.1 million less than the amount reserved in our financial statements to cover potential losses. The remaining $1.0 million benefit was recognized as partnership income. We established reserves for these receivable issues over time as we became aware of relevant facts and circumstances. While we were a party to the CenDon Partnership, the reserves established were offset against partnership income. Subsequent to further CenDon restructuring, the reserves established were charged to expense. Accordingly, the reversal of the reserves established was recorded to the same accounts to which the original reserve was recorded.

G&A expenses were $12.0 million in 2002 as compared to $46.6 million in 2001. G&A expenses in 2001 include a restructuring and special charge of $18.6 million and an investment impairment charge of $11.4 million. G&A expenses in 2002 include a net reversal of the previously recognized restructuring and special charges of $6.4 million and an additional investment impairment charge of $2.0 million. See “Factors Affecting Comparability — Restructuring and Special Charge and ChinaBig Investment and Impairment Charge” for a discussion of these amounts. Excluding these items, G&A expense in 2002 was $16.4 million compared to $16.6 million in 2001. G&A benefited in 2002 from lower salary and benefit costs due to the executive management transition, but these savings were offset by $1.2 million of expenses incurred in connection with the SPA acquisition. The majority of acquisition related expenses were capitalized as part of the acquisition.

Depreciation and amortization expense was $6.3 million as compared to $10.8 million in 2002 and 2001, respectively. Depreciation and amortization expense had been steadily declining through 2002 as a result of reduced capital spending, including software development, the write-off of assets from the disposition of businesses and significant software development costs incurred in our Morrisville pre-press publishing operation in 1995 and 1996 becoming fully amortized during 2001.

Partnership Income

During 2001 and 2002, partnership income included our 50% share of the net income of DonTech, revenue participation income from SBC and the priority distribution on our membership interest in CenDon. Partnership income was as follows:

(amounts in millions)	2002	2001	$ Change	% Change

DonTech	$117.1	$122.4	$(5.3)	(4.3)%
CenDon	19.8	17.6	2.2	12.5

Total	$136.9	$140.0	$(3.1)	(2.2)%

Partnership income in 2002 was $136.9 million as compared to $140.0 million in 2001. Partnership income from DonTech decreased $5.3 million in 2002 primarily due to the decline in DonTech calendar sales of 4.7% during that year. As previously stated, DonTech calendar sales have declined due to a weakening economy, low consumer confidence in certain markets and competition.

Partnership income from CenDon increased $2.2 million in 2002 partially due to the increase in calendar sales coupled with an increase in the priority distribution rate in 2002 from 12.9% to 13.2%. Partnership income for 2002 also included a $1.0 million benefit from the CenDon settlement.

Operating Income

Operating income from DonTech includes our 50% share of the net profits of DonTech and revenue participation income from SBC. Operating income from DAS included the results of, and those costs directly incurred by, each constituent business unit, less an allocation of certain shared expenses based on estimated business usage. General and Corporate represents overhead and administrative costs that were not allocated to the DAS business units. Operating income by segment for 2002 and 2001 was as follows:

(amounts in millions)	2002	2001	$ Change	% Change

DonTech	$117.1	$122.4	$(5.3)	(4.3)%
DAS	38.2	32.9	5.3	16.1
General and Corporate	(13.7)	(13.8)	0.1	0.7

Segment Operating Income	141.6	141.5	0.1	(0.0)
Restructuring and special charge	6.4	(18.6)	25.0	n/m
Investment impairment charge	(2.0)	(11.4)	9.4	n/m

Total	$146.0	$111.5	$34.5	30.9%

Operating income in 2002 was $146.0 million as compared to $111.5 million in 2001. Operating income from DonTech decreased $5.3 million in 2002 and $1.6 million in 2001. See “Partnership Income” above for further details of the decrease in DonTech operating income.

Operating income from DAS increased $5.3 million in 2002 compared to 2001 due to higher sales at Sprint, the contractual increase in the priority distribution rate and the benefit from the CenDon settlement. This increase was partially offset by a reversal of $1.4 million of sales claims allowances in 2001. DAS operating income also benefited from lower software amortization expense as the significant amount of investment in software development made at the Morrisville publishing facility in 1995 and 1996 was fully amortized during 2001.

General and Corporate costs in 2002 were consistent with 2001 as lower salary and benefit costs from the executive management transition in 2002 were offset by $1.2 million of costs related to the acquisition of SPA.

Interest and Taxes

Net interest expense was $33.5 million as compared to $25.6 million in 2002 and 2001, respectively. Interest expense for 2002 included $12.7 million of interest incurred on the $1,825 million of proceeds from Term Loan B and the

Notes that were held in escrow in December 2002 in anticipation of the SPA acquisition. Interest expense, excluding the interest on the funds in escrow, was $20.8 million, $4.8 million lower than 2001 due to lower outstanding borrowings and lower interest rates. Interest income in 2002 of $2.0 million included $1.5 million of income on the funds held in escrow. Interest expense in 2002 and 2001 benefited from prepayments of $65 million of debt in 2001 and $90 million of debt in 2000.

The effective tax rate for 2002 and 2001 was 40.0% and 41.9%, respectively, and was adversely impacted by the ChinaBig investment impairment charges that were not deductible against income for tax purposes. These charges represented capital losses and can only be offset against capital gains. These charges also gave rise to a deferred tax asset that can only be realized by offsetting future capital gains. Given our then current business portfolio and projections of future results, we believed that the probability of generating future capital gains to realize this asset was remote. Accordingly, a valuation allowance for the deferred tax asset relating to the ChinaBig investment was established.

Other (Expense) Income

Other (expense) income in 2002 consisted of a $1.5 million charge related to our interest rate swap and a $1.0 million reversal of remaining reserves related to the disposition of businesses in 2000.

As a result of the then-pending repayment of existing variable rate debt in connection with the SPA acquisition, our interest rate swap no longer qualified for hedge accounting treatment at December 31, 2002. Accordingly, a charge of $1.5 million, previously recognized in accumulated other comprehensive loss on the balance sheet, was taken against earnings in 2002.

The calculation of the gain recorded in 2000 for the disposition of businesses included certain reserves established in connection with the termination of the certain agreements with Bell Atlantic. These reserves were based on the best information available to us at the time of the transaction. At December 31, 2002, we believed that sufficient time had elapsed since the transaction and that no additional costs would be incurred. Accordingly, remaining reserves of $1.0 million were reversed into income in 2002.

Net Income and Income Available to Common Shareholders

Net income was $67.2 million as compared to $49.8 million in 2002 and 2001, respectively. The dividend on the Preferred Stock, whether paid in cash or allowed to accrue, reduces net income, resulting in net income available to common shareholders. For 2002, net income was reduced by a Preferred Stock dividend of $24.7 million to derive income available to common shareholders of $42.5 million.

The amount of the Preferred Stock dividend includes the stated 8% dividend of $0.5 million (pro rata for the period outstanding) and a deemed dividend for a beneficial conversion feature of $24.2 million. The BCF is a function of the conversion price of the Preferred Stock ($24.05), the fair value of the warrants ($5.3 million based on the Black Scholes model and an exercise price of $26.28) and the fair market value of the underlying common stock on the date of issuance ($29.92). The full amount of the BCF is treated as a deemed dividend in 2002 as the Preferred Stock was convertible into common stock immediately after issuance. An additional BCF of $38.2 million resulted from the issuance of 130,000 additional shares of Preferred Stock to the GS Funds in January 2003, which was recorded as a deemed dividend in the first quarter 2003.

Earnings Per Share

Basic earnings per common share are generally calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. However, because the Preferred Stock contains certain participation rights, Topic D-95 requires that the dilutive effect of those securities be included in the weighted average number of shares outstanding. Furthermore, Topic D-95 requires that the dilutive effect included in basic EPS may be calculated using either the if-converted method or the two-class method. However, the dilutive effect of the Preferred Stock cannot be less than that which would result from the application of the two-class method.

Diluted EPS are calculated by dividing net income by the weighted average common shares outstanding plus common share equivalents. Common share equivalents include stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and Preferred Stock, the potential dilutive effect of which is calculated using the if-converted method.

The calculation of EPS for the year ended 2002 is as follows:

(in thousands, except per share data)
Basic EPS – If-Converted Method
Income available to common shareholders	$42,475
Preferred Stock dividend	24,702

Net income	$67,177

Weighted average common shares outstanding	29,643
Weighted average common equivalent shares assuming conversion of Preferred Stock(1)	281

Weighted average common shares outstanding and common stock equivalents	29,924

Basic earnings per share – if-converted method	$2.24

(in thousands, except per share data)
Basic EPS – Two-Class Method
Income available to common shareholders and common equivalent	$42,475
Amount allocable to common shares(2)	99%

Rights to undistributed earnings	$42,051
Weighted average common shares outstanding	29,643

Basic earnings per share – two-class method	$1.42

Diluted EPS
Income available to common shareholders	$42,475

Weighted average common shares outstanding	29,643
Dilutive effect of stock options	655
Dilutive effect of preferred stock assuming conversion(3)	—

Weighted average common and common equivalent shares outstanding	30,298

Diluted EPS	$1.40

(1) At December 31, 2002, the Preferred Stock was convertible into 2,933,888 shares of common stock. However, since $70 million of the Preferred Stock was issued in November 2002, the number of common share equivalents included in the EPS calculation has been weighted for the actual time the Preferred Stock was outstanding during the year.

(2) 29,643 / (29,643 + 281)

(3) The conversion of the Preferred Stock was not reflected in the calculation of diluted EPS because the effect was anti-dilutive.

For the year ended December 31, 2001, basic earnings per share was calculated by dividing net income by the weighted average common shares outstanding during the year, and diluted earnings per share was calculated by dividing net income by the weighted average common shares outstanding plus potentially dilutive common shares, primarily stock options, calculated using the treasury stock method.

The calculation of EPS for the year ended December 31, 2001 is as follows:

(in thousands, except per share data)

Income available to common shareholders	$49,815

Weighted average common shares outstanding	30,207
Dilutive effect of stock options	769

Weighted average common and common equivalent shares outstanding	30,976

Earnings per share
Basic	$1.65
Diluted	$1.61

LIQUIDITY AND CAPITAL RESOURCES

In connection with the SPA acquisition, we entered into a new $1,525 million Credit Facility, consisting of a $500 million Term Loan A, a $900 million Term Loan B and a $125 million Revolver; issued $325 million 8 7/8% Senior Notes, and $600 million 10 7/8% Senior Subordinated Notes; and issued $200 million of Preferred Stock to the GS Funds. These funds were used to acquire SPA, pay transaction costs, repurchase a portion of the existing 9 1/8% Senior Subordinated Notes due 2008 (“Pre-acquisition Notes”) pursuant to a tender offer and repay former term facilities. To take advantage of favorable market conditions and to ensure the timely consummation of the SPA acquisition, in December 2002, we incurred debt under and received gross proceeds of the Term Loan B and the Notes. The total gross proceeds of $1,825 million were deposited and held in escrow pending the closing of the SPA acquisition. Additionally, in November 2002, we issued 70,000 shares of Preferred Stock and warrants to purchase 577,500 shares of our common stock to the GS Funds for gross proceeds of $70 million.

On January 3, 2003, we borrowed an additional $510 million consisting of $500 million Term Loan A proceeds and $10 million under the Revolver. We also received the proceeds of $1,825 million held in escrow and issued to the GS Funds the remaining $130 million of Preferred Stock and warrants to purchase 1,072,500 shares of our common stock. These proceeds were used to acquire the common stock of SPA, repay existing debt and pay transaction costs.

The sources and uses of funds in connection with the acquisition are summarized as follows:

	(amounts in millions)
Sources:
Proceeds from the Credit Facility	$1,410.0
Proceeds from the Notes	925.0
Proceeds from the sale of convertible preferred stock and warrants	200.0	(1)
Available cash	47.8

Total sources	$2,582.8

Uses:
Purchase price	$2,229.8
Payment of CenDon obligations	14.0
Repay existing debt, including accrued interest	244.2
Fees and expenses	94.8

Total uses	$2,582.8

(1) Calculated prior to the application of a 1% closing payment and other fees.

On December 8, 2003, we amended our Credit Facility, to accomplish the following objectives:

•	obtain more favorable pricing on our variable rate debt;

•	adjust non-financial covenants to make them less restrictive for corporate operating flexibility;

•	obtain the cash resources and the consent for us to redeem the remaining outstanding Pre-acquisition Notes; and

•	obtain consent for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions and retirement of Notes and redemption of equity, subject to certain limitations.

The amendment to our Credit Facility created a new Term Loan A-2, replacing the initial Term Loan A and created a new Term Loan B-2 replacing the initial Term Loan B. In connection with the amendment, we borrowed an additional $32 million under the Term Loan B-2. These proceeds were used to redeem the balance of the Pre-acquisition Notes and pay transaction costs, including a prepayment premium of $8.9 million representing 1% of the Term Loan B balance outstanding on the date of the amendment. The amendment to the Credit Facility was accounted for as a modification of the underlying debt instruments. The weighted average interest rate of outstanding debt under the Credit Facility was 3.9% at December 31, 2003 and under the former term facilities was 6.7% during 2002.

As amended, our Credit Facility bears interest, at our option at either:

•	The higher of (i) a base rate as determined by Deutsche Bank Securities Inc., Salomon Smith Barney Inc. or Bear, Stearns & Co. Inc., plus a 2.50% margin on the Revolver and a 1.50% margin on Term Loans A-2 and B-2 and (ii) the Federal Funds Effective Rate (as defined) plus 1/2 of 1%, plus a 2.50% margin on the Revolver and a 1.50% margin on Term Loans A-2 and B-2; or

•	LIBOR rate plus a 3.50% margin on the Revolver and a 2.25% margin on Term Loans A-2 and B-2. We may elect interest periods of 1, 2, 3, 6, 9 or 12 months for LIBOR borrowings.

The Credit Facility, as amended, and the indentures governing the Notes contain usual and customary negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; and (v) issue capital stock of our subsidiaries. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage, minimum fixed charge coverage and maximum senior secured leverage as defined therein. The Revolver and Term Loan A-2 mature in December 2008, and Term Loan B-2 matures in June 2010. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged to secure our obligations under the Credit Facility.

On January 3, 2003, in connection with a tender offer and exit consent solicitation, $128.8 million of the Pre-acquisition Notes were repurchased. We borrowed an initial $1,410 million under the Credit Facility contingent upon our repurchase of the entire $150 million aggregate principal amount of the Pre-acquisition Notes. Any proceeds that were not used to repurchase the Pre-acquisition Notes were required to be repaid to the lenders under the Credit Facility. Accordingly, $21.2 million, representing the amount of Pre-acquisition Notes that remained outstanding following the tender offer and exit consent solicitation, was repaid to the lenders under the Credit Facility shortly after the consummation of the acquisition. On February 6, 2004, utilizing the proceeds from Term Loan B-2, we redeemed the remaining aggregate principal amount of the Pre-acquisition Notes, totaling $21.2 million at a redemption price of 104.563% of the principal amount thereof, plus accrued and unpaid interest. A loss of approximately $1.2 million will be recorded in the first quarter of 2004 consisting of the premium over par value paid at redemption of $1.0 million, plus the write-off of $0.2 million of deferred financing costs.

The Preferred Stock is convertible at any time at a price of $24.05. The cumulative dividend of 8% is compounded quarterly. Only with the consent of a majority of the holders of the convertible preferred stock may we pay any dividends in cash prior to October 1, 2005. Subsequent to October 1, 2005, dividends on the Preferred Stock may be paid in cash, subject to any limitations under the Credit Facility, or allowed to accrue, at our option. The Credit Facility may significantly limit our ability to pay the dividends on the Preferred Stock in cash. The warrants issued in November 2002 have an exercise price of $26.28, and the warrants issued in January 2003 have an exercise price of $28.62. These warrants can be exercised at any time before they expire on January 3, 2008. We intend to issue treasury stock to satisfy conversion of the Preferred Sock and exercise of warrants. We may redeem the Preferred Stock in cash at any time on or after January 3, 2006 if the market price (as defined) of our common stock exceeds 200% of the conversion price for 30 of 45 trading days. The Preferred Stock is redeemable in cash by us at any time on or after January 3, 2013. The Preferred Stock is redeemable in cash at the option of the GS Funds in the event of a change in control (as defined). At December 31, 2003, the redemption value of the Preferred Stock was $217.0 million and it was convertible into 9,022,798 shares of common stock.

As a result of the SPA acquisition, we have a significant amount of debt, and our debt service requirements are significantly higher than in prior years. Aggregate outstanding debt as of December 31, 2003 was $2,092.1 million. Term Loans A-2 and B-2 require quarterly principal and interest payments through their maturity and the Notes require semi-annual interest payments. During the year ended December 31, 2003, we made scheduled principal payments of $49.4 million and prepaid an additional $193.5 million in principal under our Credit Facility. It is management’s present intention to continue to utilize excess free cash flow to pay down on an accelerated basis our debt obligations under the Credit Facility. For the year ended December 31, 2003, we had aggregate cash interest payments of $167.7 million.

At December 31, 2003, we had $7.7 million of cash and cash equivalents before checks not yet presented for payment of $6.7 million, and available borrowings under the Revolver of $125.0 million. During 2003, we periodically utilized the Revolver as a financing resource to balance the timing of our periodic and accelerated payments made under the Credit Facility and interest payments on the Notes with the timing of cash receipts from operations. Our present intention is to repay borrowings on the Revolver in a timely manner and keep any outstanding amounts to a minimum.

Our primary source of liquidity will continue to be cash flows from operations as well as available borrowing capacity under the Revolver. Our primary liquidity requirement will be to fund operations and for principal and interest payments on our debt. Our ability to meet our debt service requirements will depend on our ability to generate cash flow in the future. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages directories and revenue participation payments and other cash distributions related to DonTech. These sources are directly dependent on the value of yellow pages advertising sold and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for yellow pages advertising. We believe that cash flows from operations, along with borrowing capacity under the Revolver, will be adequate to fund our operations and capital expenditures and to meet our debt service requirements for at least the next 12 to 24 months. However, we make no assurances that our business will generate sufficient cash flow from operations or that sufficient borrowing will be available under the Revolver to enable us to fund our operations, capital expenditures and meet all debt service requirements, or for other purposes.

Cash provided by operating activities in 2003 was $248.6 million, an increase of $198.6 million over cash provided by operating activities of $50.0 million in the prior year. The increase is primarily a result of the SPA acquisition. As a publisher of over 260 revenue-generating directories, our cash flows from operating activities have significantly increased in 2003. Key contributors to cash flows from operating activities in 2003 include the following:

•	$293.9 million from a decrease in accounts receivable and an increase in deferred directory revenue. We analyze the change in deferred revenue and accounts receivable together because when a directory is published, the annual billing value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, one-twelfth of the billing value is recognized as revenue and billed to customers. In connection with the SPA acquisition, while we did not record the unrecognized revenue for directories published prior to the acquisition and during January 2003 due to purchase accounting, we did acquire the associated unbilled receivables and the rights to bill and collect these receivables, which totaled approximately $250 million. Other components adding to generating cash flows include lower bad debts and sales claims, as well as improvements in the collection of past due balances.

•	$10.2 million increase in cash received from partnerships in excess of recorded partnership income representing a source of cash. Partnership income and cash received in 2003 consists of our 50% interest in DonTech’s net income and the revenue participation income from SBC. We receive cash from DonTech and SBC subsequent to the time we record the associated partnership income; therefore, in periods of declining DonTech partnership income, cash received related to prior periods will exceed the income recognized from the current period.

Partially offsetting these sources of cash was the following uses of cash:

•	$32.0 million increase in other assets, primarily comprised of deferred directory costs. Deferred directory costs represent cash payments for certain costs associated with the publication of directories. Since deferred directory costs are initially deferred when incurred, the cash payments are made prior to the expense being recognized.

Cash used in investing activities in 2003 was $377.9 million and consists of the following:

•	$2,259.6 million in cash payments to acquire SPA and pay transaction costs. (See the table detailing the sources and uses of funds in connection with the SPA acquisition presented above).

•	$1,894.3 million decrease in restricted cash that was recorded at December 31, 2002. This amount is comprised of funds that we raised in the last quarter of 2002 that were placed in escrow pending the SPA acquisition. Of this amount, $900 million was raised from Term Loan B under the Credit Facility, $925 million was raised from the Notes and $69.3 in net proceeds was raised from the issuance of our Preferred Stock to the GS Funds.

•	$12.6 million was used to purchase fixed assets, primarily computer equipment and computer software.

Cash provided by financing activities in 2003 was $129.3 million and includes the following:

•	$461.3 million in net borrowings under the $500 million Term Loan A under the Credit Facility on January 3, 2003. The other funds raised under the Credit Facility to finance the SPA acquisition and re-finance existing debt were received in December 2002 and held in escrow until January 3, 2003.

•	$125.7 million in net proceeds from the issuance of our Preferred Stock with a stated value of $130 million and related warrants to the GS Funds on January 3, 2003. The GS Funds invested a total stated amount of $200 million in connection with the SPA acquisition. The initial investment of $70 million was made in November 2002.

•	$243.0 million in principal payments on pre-acquisition debt. Proceeds from our Credit Facility, Notes and Preferred Stock were used in January 2003 to repay $114.2 million in variable rate bank debt and redeem $128.8 of the Pre-acquisition Notes pursuant to a tender offer.

•	$312.4 million in principal payments on debt borrowed under the Credit Facility. Of this amount, $49.4 million represents scheduled quarterly payments and $193.5 million represents principal payments made on an accelerated basis, at our option, from excess cash flow generated from operations.

•	$69.6 million in borrowings under the Revolver.

•	$21.4 million in proceeds from the exercise of employee stock options.

The Contractual Obligations table presented below sets forth our annual commitments as of December 31, 2003 for principal payments on our debt, as well as other cash obligations for the next five years and thereafter. The debt repayments as presented in this table include only the scheduled principal payments under our current debt agreements and do not include any anticipated prepayments or interest charges.

Payment due by period

(amounts in millions)		Less than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Long-Term Debt(1)	$2,092.1	$49.6	$99.1	$140.7	$1,802.7
Operating Leases(2)	35.8	5.2	7.2	7.9	15.5
Unconditional Purchase Obligations(3)	43.2	13.9	29.3	—	—
Other Long-Term Liabilities(4)	38.7	0.5	1.1	1.2	35.9

Total Contractual Obligations	$2,209.8	$69.2	$136.7	$149.8	$1,854.1

(1) Included in long-term debt are amounts owed under our Credit Facility, the Notes and the Pre-acquisition Notes. The Pre-acquisition Notes were redeemed in full on February 6, 2004. These borrowings are further explained in Note 6 to our consolidated financial statements included in Item 8 in this annual report.

(2) We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with renewal or early termination options. Our future operating lease obligations would change if we exercised these renewal or early termination options and if we entered into additional operating lease agreements. The amounts in the table assume we do not exercise any such renewal or early termination options. See Note 12 to our consolidated financial statements included in Item 8 of this annual report.

(3) We have an unconditional purchase obligation with one vendor regarding the purchase of paper that extends through the end of 2006. Our purchase obligations are based on annual minimum quantities at pre-established pricing. Amounts in the table above reflect such pricing and minimum quantities under this contract. Should the market price of the paper drop below the pre-established pricing, our vendor is obligated to negotiate with us a lower paper price. Any quantities used above the contractual minimums would increase our payment obligations. We have no contractual obligations beyond 2006.

(4) We have a defined benefit plan covering substantially all employees. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required in the three-year period ended December 31, 2003. Based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table. We have an unfunded postretirement plan that provides certain healthcare and life insurance benefits to those full-time employees who reach retirement age while working for the Company. Those expected future benefit payments, including administrative expenses, net of employee contributions, are included in the table above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk and Risk Management

The Credit Facility bears interest at variable rates, and accordingly, our earnings and cash flow are affected by changes in interest rates. The Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of our total outstanding debt.

On March 28, 2003, we entered into three interest rate swap agreements with a total notional value of $255 million. These interest rate swaps effectively convert $255 million of variable debt to fixed rate debt. Under the terms of these agreements, we receive variable interest based on three-month LIBOR and pay a fixed rate of 2.85%. The swaps mature on March 28, 2007.

On October 9, 2003, we entered into an interest rate swap agreement with a total notional value of $150 million. This interest rate swap effectively converts $150 million of variable debt to fixed rate debt. Under the terms of this agreement, we receive variable interest based on three-month LIBOR and pay a fixed rate of 1.959%. This swap agreement matures on October 9, 2005.

Based on the initial terms of the swap agreements, the annual cost of these swap arrangements will be approximately $5.2 million. The actual cost of the swaps will depend on the variable rate payments received. Assuming an 1/8% increase in the interest rate associated with the borrowings under the Credit Facility (after giving effect to the interest rate swaps), interest expense would increase $0.9 million on an annual basis. After the effect of the interest rate swap agreements discussed above, total fixed rate debt comprises approximately 65% of our total debt portfolio as of December 31, 2003.

The outstanding interest rate swaps expose us to credit risk in the event that the counterparties to the agreements do not or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreements. The counterparties to the swaps are major financial institutions, and we expect the counterparties to be able to perform their obligations under the swaps. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes. A discussion of our accounting policies and further disclosure relating to these financial instruments is included in Note 2 to our audited consolidated financial statements for the year ended December 31, 2003, which are included in Item 8 in this annual report.

Market Risk Sensitive Instruments

The interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and FAS 138, the swaps are recorded at fair value. On a quarterly basis, the fair value of the swaps will be determined based on quoted market prices and, assuming effectiveness, the difference between the fair value and the book value of the swaps will be recognized in other comprehensive income, a component of shareholders’ equity. Any ineffectiveness of the swaps is required to be recognized in earnings. The swaps and the hedged item (three-month LIBOR-based interest payments on $405 million of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.

Pre-Acquisition Interest Rate Risk and Risk Management

We were exposed to interest rate risk through our prior credit facility, under which we borrowed at prevailing short-term rates. We had an outstanding interest rate swap agreement with a notional principal amount of $75 million, whereby we paid a fixed rate of 5.9% and received floating rate payments based on three month LIBOR rates. For 2002, the weighted average rate received was 1.1%. This swap agreement expired in June 2003. Due to the pending repayment of variable rate debt under our prior credit agreement in conjunction with the SPA acquisition, at December 31, 2002, the interest rate swap no longer qualified for hedge accounting treatment. As a result, we recognized a charge of $1.5 million in 2002 to record the swap at its fair market value. We recognized a corresponding gain in 2003 of $1.5 million as the swap matured in June 2003 and the fair value declined to zero.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
of R.H. Donnelley Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ deficit and cash flows present fairly, in all material respects, the financial position of R.H. Donnelley Corporation and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
February 16, 2004

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2003	2002
Assets
Current Assets
Cash and cash equivalents	$7,722	$7,787
Restricted cash	—	1,928,700

Total cash, cash equivalents and restricted cash	7,722	1,936,487
Accounts receivable
Billed	49,203	—
Unbilled	173,734	—
Commissions receivable	—	31,978
Allowance for doubtful accounts and sales claims	(11,956)	(4,772)

Net accounts receivable	210,981	27,206
Deferred directory costs	37,907	—
Other current assets	27,981	4,981

Total current assets	284,591	1,968,674
Fixed assets and computer software, net	20,624	12,008
Partnership investment	175,729	202,236
Other non-current assets	95,583	40,457
Intangible assets, net	1,865,167	—
Goodwill	97,040	—

Total Assets	$2,538,734	$2,223,375

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$33,502	$20,261
Deferred directory revenue	216,525	—
Current portion of long-term debt	49,586	13,780

Total current liabilities	299,613	34,041
Long-term debt	2,042,547	2,075,470
Deferred income taxes, net	33,629	60,783
Other non-current liabilities	20,967	20,222

Total liabilities	2,396,756	2,190,516
Commitments and contingencies
Redeemable convertible preferred stock (liquidation preference of $216,998 for 2003 and $70,544 for 2002)	198,223	63,459
Shareholders’ Deficit
Common stock, par value $1 per share, authorized – 400,000,000 shares; issued – 51,621,894 shares	51,622	51,622
Additional paid-in capital	137,401	63,913
Unamortized restricted stock	(531)	(327)
Warrants outstanding	13,758	5,330
(Accumulated deficit) retained earnings	(94,745)	13,605
Treasury stock, at cost, 20,589,520 shares for 2003 and 21,900,818 shares for 2002	(163,741)	(164,743)
Accumulated other comprehensive loss	(9)	—

Total shareholders’ deficit	(56,245)	(30,600)

Total Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Deficit	$2,538,734	$2,223,375

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except per share data)	2003	2002	2001
Gross revenue	$258,790	$75,809	$79,227
Sales allowances	(2,345)	(403)	1,026

Net revenue	256,445	75,406	80,253
Expenses
Operating expenses	164,211	48,021	51,347
General and administrative expenses	47,981	12,027	46,631
Depreciation and amortization	65,779	6,249	10,767

Total expenses	277,971	66,297	108,745
Partnership income	114,052	136,873	139,964

Operating income	92,526	145,982	111,472
Interest expense, net	(180,020)	(33,548)	(25,648)
Other income (expense), net	1,523	(451)	—

(Loss) income before income taxes	(85,971)	111,983	85,824
(Benefit) provision for income taxes	(36,018)	44,806	36,009

Net (loss) income	(49,953)	67,177	49,815
Preferred dividend	58,397	24,702	—

(Loss) income available to common shareholders	$(108,350)	$42,475	$49,815

(Loss) earnings per share
Basic	$(3.53)	$1.42	$1.65

Diluted	$(3.53)	$1.40	$1.61

Shares used in computing earnings (loss) per share
Basic	30,683	29,643	30,207

Diluted	30,683	30,298	30,976

Comprehensive (Loss) Income
(Loss) income available to common shareholders	$(108,350)	$42,475	$49,815
Unrealized loss on interest rate swaps, net of tax	(9)	—	(2,330)

Comprehensive (loss) income	$(108,359)	$42,475	$47,485

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2003	2002	2001
Cash Flows from Operating Activities
Net (loss) income	$(49,953)	$67,177	$49,815
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	65,779	6,249	10,767
Deferred income tax	(40,230)	8,151	(8,281)
(Benefit from) provision for bad debts	(1,517)	2,897	2,978
Other non-cash charges	6,408	1,746	2,481
Restructuring and special (benefit) charge	—	(6,694)	18,556
Investment impairment charge	—	2,000	11,432
Gain on disposition of businesses, net of tax	—	(659)	—
(Gain) loss on hedging activities	(1,523)	1,523	—
Changes in assets and liabilities, net of effects from acquisition:
Cash in excess of partnership income	10,240	6,754	11,893
Decrease (increase) in accounts receivable	77,381	(5,052)	292
(Increase) decrease in other assets	(31,950)	(13,855)	263
Decrease in accounts payable and accrued liabilities	(11,868)	(19,014)	(14,982)
Increase in deferred directory revenue	216,525	—	—
Increase (decrease) in other non-current liabilities	9,305	(1,268)	1,640

Net cash provided by operating activities	248,597	49,955	86,854
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(12,581)	(3,743)	(4,550)
Increase in restricted cash	—	(1,928,700)	—
Decrease in restricted cash – release of funds from escrow, net of costs and other	1,894,300	—	—
Acquisition of SPA, net of cash received	(2,259,633)
Investment in ChinaBig.com Limited	—	—	(1,550)

Net cash used in investing activities	(377,914)	(1,932,443)	(6,100)
Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	461,307	1,865,000	—
Proceeds from the issuance of Redeemable Convertible Preferred Stock and warrants, net of costs	125,683	69,300	—
Pre-acquisition debt refinanced with proceeds from new debt	(243,005)	—	—
Increase in checks not yet presented for payment	6,708	—	—
Additional borrowings under the Credit Facility	69,569	—	—
Credit Facility debt repayments	(312,436)	(62,500)	(65,000)
Purchase of treasury stock	—	—	(63,981)
Proceeds from employee stock option exercises	21,426	3,754	7,511

Net cash provided by (used in) financing activities	129,252	1,875,554	(121,470)

Decrease in cash and cash equivalents	(65)	(6,934)	(40,716)
Cash and cash equivalents, beginning of year	7,787	14,721	55,437

Cash and cash equivalents, end of year	$7,722	$7,787	$14,721

Supplemental Information
Cash interest paid	$167,718	$27,627	$24,552

Income taxes paid	—	$38,940	$39,608

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

				(Accumulated
	Common Stock and		Unamortized	Deficit)		Accumulated Other
	Additional	Warrants	Restricted	Retained	Treasury	Comprehensive	Total Shareholders'
(in thousands)	Paid-in Capital	Outstanding	Stock	Earnings	Stock	(Loss) Income	Deficit
Balance, December 31, 2000	$70,237		$(232)	$(78,685)	$(99,830)		$(108,510)
Net income				49,815			49,815
Employee stock option exercises, including tax benefit	11,101				585		11,686
Restricted stock issued	292		(297)		5		—
Stock issued for employee bonus plans	1,408				90		1,498
Compensatory stock options	627						627
Restricted stock amortization			193				193
Stock acquired for treasury					(64,292)		(64,292)
Unrealized loss on interest rate swaps, net of tax						$(2,330)	(2,330)

Balance, December 31, 2001	83,665		(336)	(28,870)	(163,442)	(2,330)	(111,313)
Net income				67,177			67,177
Preferred dividend				(24,702)			(24,702)
Employee stock option exercises, including tax benefit	4,925				260		5,185
Restricted stock issued	216		(221)		5		—
Stock issued for employee bonus plans	2,328				106		2,434
Compensatory stock options	243						243
Restricted stock amortization			230				230
Stock acquired for treasury					(1,672)		(1,672)
Beneficial conversion feature from issuance of Preferred Stock	24,158						24,158
Issuance of warrants		$5,330					5,330
Unrealized gain on interest rate swaps, net of tax						2,330	2,330

Balance, December 31, 2002	115,535	5,330	(327)	13,605	(164,743)	—	(30,600)
Net loss				(49,953)			(49,953)
Preferred dividend				(58,397)			(58,397)
Employee stock option exercises, including tax benefit	27,947				1,284		29,231
Restricted stock issued	528		(533)		5		—
Stock issued for employee bonus plans	1,083				32		1,115
Compensatory stock options	1,987						1,987
Restricted stock amortization			329				329
Stock acquired for treasury					(319)		(319)
Beneficial conversion feature from issuance of Preferred Stock	41,943						41,943
Issuance of warrants		8,428					8,428
Unrealized loss on interest rate swaps, net of tax						(9)	(9)

Balance, December 31, 2003	$189,023	$13,758	$(531)	$(94,745)	$(163,741)	$(9)	$(56,245)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise noted)

1.      Business and Presentation

The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries (the “Company”, “RHD”, “we,” “us” and “our”). All intercompany transactions and balances have been eliminated. See “Equity Method of Accounting” below for a discussion of unconsolidated operations.

We are a leading yellow pages directory publisher in the United States. Currently, we publish 260 Sprint-branded yellow pages directories in 18 states and have a total circulation of approximately 18 million, serving approximately 160,000 local and 4,000 national advertisers. Through The DonTech II Partnership (“DonTech”), our partnership with an affiliate of SBC Communications Inc. (“SBC”), we sell advertising for an additional 129 SBC-branded directories in Illinois and northwest Indiana with a total circulation of approximately 10 million serving approximately 100,000 local advertisers.

On January 3, 2003, we acquired all the outstanding common stock of the various entities comprising Sprint Publishing and Advertising (“SPA”), Sprint Corporation’s (“Sprint”) directory publishing business. The acquisition transformed Donnelley from a sales agent and pre-press vendor into a leading publisher of yellow pages directories. Prior to the SPA acquisition, we were one of the largest independent sales agents and pre-press vendors for yellow pages advertising in the United States. See Note 3, “Acquisition of Sprint Publishing and Advertising” below for a further description of the acquisition.

2.       Summary of Significant Accounting Policies

Revenue Recognition. We earn revenue principally from the sale of advertising into our Sprint-branded yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). Revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of claims we may incur for a directory in the future. We also earn revenue from providing pre-press publishing services to SBC for those directories in the DonTech markets. Revenue from pre-press publishing services is recognized as services are performed.

For the years ended December 31, 2002 and 2001, we earned sales commission revenue from the sale of advertising on behalf of SPA and fees for pre-press publishing services. As a sales agent for SPA, we recognized sales commission revenue, net of an allowance for sales claims, at the time an advertising contract was executed with a customer. Revenue from pre-press publishing services was recognized as services were performed.

Deferred Directory Costs. Costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory, which is typically 12 months. These costs include sales commissions and print, paper and initial distribution costs.

Equity Method Accounting. DonTech is a 50/50 perpetual partnership in which we and an operating unit of SBC are the partners. DonTech is a separate legal entity that provides its services with its own employees and a stand-alone management team. The employees of DonTech have the right, authority and power to do any act to accomplish, and enter into any contract incidental to attain, the purposes of the partnership. No employees of either RHD or SBC are involved in the day-to-day operations of DonTech and, because the partners share equally in the net profits and each has one voting member on the DonTech Board, neither partner has the unilateral ability to control or influence the operations of DonTech. Accordingly, we account for DonTech under the equity method and do not consolidate the DonTech results in our financial statements.

We recognize our 50% share of the net income of DonTech as partnership income in our consolidated statements of operations. Partnership income also includes revenue participation income from SBC. Revenue participation income is based on DonTech advertising sales and is recognized when a sales contract is executed with a customer. Our investment in DonTech and the revenue participation receivable from SBC are reported as partnership investment on the consolidated balance sheet. During the years ended December 31, 2002 and 2001, partnership income also included the priority distribution income on our membership interest in CenDon, LLC (“CenDon”). In connection with the SPA acquisition, we became the sole owner of CenDon. The operating results of CenDon subsequent to the SPA acquisition are included in our consolidated results of operations.

Cash and Cash Equivalents. Cash equivalents include liquid investments with a maturity of less than three months at their time of acquisition. At December 31, 2002, cash of $1,928,700 was restricted and was used in 2003 to finance the SPA acquisition. The Company places its investments with high quality financial institutions. At times, such investments may be in excess of federally insured limits.

Accounts Receivable. As of December 31, 2003, accounts receivable consist of balances from our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most advertisers are billed a pro rata amount of their contract value on a monthly basis. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent contractually owed amounts for published directories that have yet to be billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of bad debts and sales claims we may incur.

As of December 31, 2002, accounts receivable consisted of sales commissions earned from the sale of advertising. Receivables for sales commissions were billed to the publisher upon directory publication and collected in accordance with contractual provisions. An allowance for doubtful accounts and sales claims was provided based on expected collectibility of the receivables.

Fixed Assets and Computer Software. Fixed assets and computer software are recorded at cost. Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are 30 years for the building, five years for machinery and equipment, ten years for furniture and fixtures, three to five years for computer equipment and five years for computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Fixed assets and computer software at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Computer software	$104,423	$65,349
Computer equipment	44,286	39,958
Machinery and equipment	8,398	3,863
Furniture and fixtures	9,560	4,967
Leasehold improvements	4,406	3,824
Building	1,333	—

Total cost	172,406	117,961
Less accumulated depreciation and amortization	(151,782)	(105,953)

Net fixed assets and computer software	$20,624	$12,008

Depreciation and amortization expense on fixed assets and computer software for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001
Depreciation of fixed assets	$3,285	$2,823	$3,803
Amortization of computer software	12,661	3,426	6,964

Total depreciation and amortization on fixed assets and computer software	$15,946	$6,249	$10,767

Identifiable Intangible Assets and Goodwill. As a result of the SPA acquisition, certain long-term intangible assets were identified and recorded at their estimated fair value. Amortization expense for intangible assets for the year ended December 31, 2003 was $49,833. Amortization expense for these intangible assets for each of the five succeeding years is estimated to be approximately $50,000. The acquired long-term intangible assets and their respective book values at December 31, 2003 are shown in the table below.

	Directory	Local	National
	Services	customer	CMR	Trade
	Agreements	relationships	relationships	names	Total
Estimated useful life	50 years	15 years	30 years	15 years

Initial fair value	$1,625,000	$200,000	$60,000	$30,000	$1,915,000
Accumulated amortization	(32,500)	(13,333)	(2,000)	(2,000)	(49,833)

Net intangible assets	$1,592,500	$186,667	$58,000	$28,000	$1,865,167

Directory services agreements between Sprint and the Company include a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively “Directory Services Agreements”) with certain affiliates of Sprint. The directory services license agreement gives us the exclusive right to produce, publish and distribute directories for Sprint in 18 states where Sprint provided local telephone service at the time of the agreement. The trademark license agreement gives us the exclusive right to use certain specified Sprint trademarks, including the Sprint diamond logo, in those markets, and the non-competition agreement prohibits Sprint in those markets from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions. The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized using the straight-line method over 50 years.

The fair value of local and national customer relationships was determined based on the present value of estimated future cash flows and historical attrition rates and is being amortized under an accelerated method that assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is 18 years.

The fair value of acquired trade names was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. These assets are being amortized using the straight-line method over 15 years.

The excess of the purchase price for SPA over the net tangible and identified intangible assets acquired was recorded as goodwill. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is subject to impairment testing. We tested goodwill for impairment and concluded that the goodwill amount of $97,040 at December 31, 2003 was not impaired. The goodwill resulting from the SPA acquisition was assigned to the Donnelley segment (see Note 14 for further segment information).

Deferred Financing Costs. Costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheet. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the straight-line method. Amortization of deferred financing costs included in interest expense was $15,023, $1,273 and $957 in 2003, 2002, and 2001, respectively.

Advertising Expense. We recognize advertising expense as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expenses were $8,797 in 2003. Prior to the SPA acquisition, advertising costs were not significant.

Concentration of Credit Risk. Approximately 85% of our directory advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers typically enter into twelve-month advertising sales contracts and typically make monthly payments over the term of the contract. Some advertisers prepay the full amount or a portion of the contract value. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay within specified due dates.

The remaining 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through Certified Marketing Representatives (“CMRs”) with which we contract. CMRs are independent third parties that act as agents for national companies. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts have historically been less than the local accounts as the advertisers, and in some cases, the CMRs tend to be larger companies with greater financial resources than the local advertisers.

We maintain a significant receivable balance with SBC for revenue participation and pre-press publishing services fees. The revenue participation receivable is subject to adjustment, based on collections by SBC from individual advertisers; however, the adjustment is limited based on contractual provisions. The receivable is recorded at net realizable value. We do not currently foresee a material credit risk associated with this receivable, although there can be no assurance that full payment will be received on a timely basis.

At December 31, 2003, we had interest rate swap agreements with major financial institutions with a notional value of $405,000. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.

Pension and Other Postretirement Benefits Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. We use the rates on Aa corporate bonds as a basis for determining our discount rate assumption. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors. See Note 11 for further information regarding our benefit plans.

Effective January 1, 2003, we reduced our rate of return on plan assets from 9.75% to 8.25%. As a result of low investment returns over the last few years, as well as our outlook for the long term, particularly for equity securities, we determined that the prior assumed rate of return of 9.75% no longer reflected our best estimate of future long-term returns. Based on the current investment environment and the pension plan’s asset allocation, we determined that a long-term rate of return of 8.25% better reflected our expectations for future long-term returns.

Derivative Financial Instruments. We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. These agreements effectively convert $405,000 of our variable rate debt to fixed rate debt, mitigating our exposure to changes in interest rates. Under the terms of the swap agreements, we receive variable interest based on three-month LIBOR and pay a weighted average fixed rate of

2.52%. The swaps mature in October 2005 and March 2007. The weighted average rate received was 1.2% in 2003. These periodic payments and receipts are recorded as part of interest expense.

The interest rate swaps have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $405,000 of bank debt. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in other comprehensive income, a component of shareholders’ deficit. Any ineffectiveness is recorded through earnings. For the year ended December 31, 2003, our interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $405,000 of bank debt and no ineffectiveness was included in earnings.

At December 31, 2002, we had an interest rate swap agreement with a notional value of $75,000 and at December 31, 2001, we had interest rate swaps with a combined notional value of $125,000. We made fixed-rate payments of 5.9% and received variable-rate payments based on three-month LIBOR rates. The weighted average rate received was 1.1% in 2002 and 3.0% in 2001. These periodic payments and receipts were recorded as part of interest expense.

As a result of the pending SPA acquisition and contemplated repayment of existing variable rate debt, the $75,000 notional value interest rate swap did not qualify for hedge accounting treatment at December 31, 2002, and thus, the unrecognized fair market value of the swap, previously recognized in accumulated other comprehensive loss on the balance sheet, was charged to earnings. Accordingly, a charge of $1,523 was included in other expense, net for the year ended December 31, 2002. Because the swap was held to maturity, a corresponding gain was recognized during 2003.

Income Taxes. We account for income taxes under the liability method in accordance with SFAS 109, Accounting for Income Taxes. Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 10 for more information regarding our (benefit) provision for income taxes.

Earnings per Share. Basic earnings per common share (“EPS”) are generally calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. However, because the outstanding Preferred Stock contains certain participation rights, EITF Topic D-95, Effect of Participating Securities on the Computation of Basic Earnings Per Share (“Topic D-95”), requires that the dilutive effect of those securities be included in the weighted average number of shares outstanding. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS may be calculated using either the if-converted method or the two-class method. However, the dilutive effect of the Preferred Stock cannot be less than that which would result from the application of the two-class method. We have elected to use the if-converted method in calculating basic EPS; however, during 2003 we have reported EPS calculated using the two-class method because it has been less than EPS calculated using the if-converted method.

Diluted EPS are calculated by dividing income available to common shareholders by the weighted average common shares outstanding plus common share equivalents. Common stock equivalents include stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and Preferred Stock, the dilutive effect of which is calculated using the if-converted method. The calculation of basic and diluted EPS for 2003 and 2002 is presented below.

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2003	2002
	(table shares in thousands)
Basic EPS – If - Converted Method
(Loss) income available to common shareholders	$(108,350)	$42,475
Preferred Stock dividend	58,397	24,702

Net (loss) income	$(49,953)	$67,177

Weighted average common shares outstanding	30,683	29,643
Weighted average common equivalent shares assuming conversion of Preferred Stock	8,761	281 (1)

	39,444	29,924

Basic (loss) earnings per share – if - converted method	$(1.27)	$2.24

(1) At December 31, 2002, the Preferred Stock was convertible into 2,933,888 shares of common stock. However, since the $70,000 of Preferred Stock was issued in November 2002, the number of common share equivalents included in the 2002 EPS calculation has been weighted for the actual time the Preferred Stock was outstanding during the year.

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2003	2002
	(all shares in thousands)
Basic EPS – Two - Class Method
(Loss) income available to common shareholders	$(108,350)	$42,475
Amount allocable to common shares(2)	78%	99%

Rights to undistributed (loss) income	$(84,513)	$42,050
Weighted average common shares outstanding	30,683	29,643

Basic (loss) earnings per share – two-class method(3)	$(3.53)	$1.42

Diluted EPS
(Loss) income available to common shareholders	$(108,350)	$42,475

Weighted average common shares outstanding	30,683	29,643
Dilutive effect of stock options (4)	—	655
Dilutive effect of Preferred Stock assuming conversion (4)	—	—

Weighted average common and common equivalent shares outstanding	30,683	30,298

Diluted (loss) earnings per share	$(3.53)	$1.40

(2)30,683 / (30,683 + 8,761) for the year ended December 31, 2003 and 29,643 / (29,643 + 281) for the year ended December 31, 2002.

(3) Basic EPS calculated under the two-class method was a loss of $2.75 for the year ended December 31, 2003. However, when there is a net loss in a period, the application of the two-class method is anti-dilutive. Accordingly, reported basic EPS are calculated as loss available to common shareholders divided by the weighted average basic shares outstanding.

(4) The effect of stock options in 2003 and the assumed conversion of the Preferred Stock in 2002 and 2003 were anti-dilutive and therefore are not included in the calculation of diluted EPS.

For the year ended December 31, 2001, basic EPS are calculated by dividing net income by the weighted average common shares outstanding during the year, and diluted EPS are calculated by dividing net income by the weighted average common shares outstanding plus potentially dilutive common shares, primarily stock options.

Employee Stock Options. We follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for our stock option plan. Compensation expense related to the issuance of stock options to employees or non-employee directors is only recognized if the exercise price of the stock option is less than the fair market value of the underlying stock at the grant date.

The following table reflects the pro forma net (loss) income and (loss) earnings per share assuming we applied the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The pro forma disclosures shown are not necessarily representative of the effects on net (loss) income and (loss) earnings per share in future years.

	2003	2002	2001
Net (loss) income, as reported	$(49,953)	$67,177	$49,815
Add: Stock based compensation expense included in reported net (loss) income, net of related tax effects	1,162	144	364
Less: Stock based compensation expense that would have been included in the determination of net (loss) income if the fair value method had been applied to all awards, net of related tax effects	(4,828)	(2,688)	(2,558)

Pro forma net (loss) income	(53,619)	64,633	47,621
Preferred dividend	58,397	24,702	—

Pro forma (loss) income available to common shareholders	$(112,016)	$39,931	$47,621

Basic (loss) earnings per share
As reported	$(3.53)	$1.42	$1.65
Pro forma	$(3.65)	$1.33	$1.58
Diluted (loss) earnings per share
As reported	$(3.53)	$1.40	$1.61
Pro forma	$(3.65)	$1.32	$1.54

The weighted average fair value of stock options ($9.21 in 2003, $8.29 in 2002 and $8.81 in 2001) was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	35%	35%	35%
Risk-free interest rate	2.6%	3.1%	4.8%
Expected holding period	4 years	4 years	4 years

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans and restructuring reserves, among others.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ deficit.

New Accounting Pronouncements. In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). This statement established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement was effective July 1, 2003. Our redeemable convertible preferred stock represents a financial instrument with characteristics of both liabilities and equity. We have applied the provisions of SFAS 150 and determined that the classification and measurement of our redeemable convertible preferred stock is appropriate.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. We adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on our consolidated financial statements because we currently have no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003. We adopted the provisions of FIN 46R effective December 2003 and such adoption did not have a material impact on our consolidated financial statements because we currently have no SPEs.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. We adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). SFAS 148 amends the transition provisions of Statement of Financial Accounting Standards SFAS No.123, Accounting for Stock-Based Compensation (“SFAS 123”), for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation. We do not currently intend to change our accounting to the fair value method. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, Interim Financial Reporting (“APB 28”), to require disclosures about such effects in interim financial information. We adopted the disclosure provisions of SFAS 148 in the first quarter of 2003.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces prescription drug care benefits under Medicare and also allows for certain sponsors of postretirement benefit plans with a drug benefit to receive a non-taxable federal subsidy if certain criteria are met. In response to the passage of this legislation, on January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Act. In accordance with the FSP, Donnelley has elected to defer accounting for any effects of the Act and accordingly, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements and as disclosed in Note 11 - Benefits Plans do not reflect the effects of the Act on Donnelley’s plans. Authoritative guidance on the accounting for the federal subsidy is currently being considered by the FASB that, when issued, could require us to change previously reported information.

In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 (revised 2003) amends the disclosure requirements of SFAS 132 to require more complete information about pension and postretirement benefits. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. We adopted the disclosure provisions of SFAS No. 132 (revised 2003) as of December 31, 2003.

3.       Acquisition of Sprint Publishing and Advertising

On January 3, 2003, we acquired SPA for $2,229,763. We are now the publisher of 260 revenue-generating, Sprint-branded yellow pages directories in 18 states. Prior to the acquisition, we provided sales agency and pre-press publishing services for 44 of these directories in four states. The acquisition transformed the Company from a sales agent and pre-press vendor into a leading publisher of yellow pages directories. The results of the SPA business are included in our consolidated results from and after January 3, 2003, the acquisition closing date. SPA is now being operated as R.H. Donnelley Publishing & Advertising, Inc. (“RHDPA”), an indirect, wholly owned subsidiary of the Company.

The acquisition was accounted for as a purchase business combination in accordance with SFAS 141, Business Combinations.

The sources and uses of funds in connection with the acquisition are summarized below. See Notes 6 and 8 for information regarding the financing for the SPA acquisition.

Sources:
Proceeds from the Credit Facility	$1,410,000
Proceeds from the Notes	925,000
Proceeds from the sale of convertible preferred stock and warrants	200,000	(1)
Available cash	47,718

Total sources	$2,582,718

Uses:
Purchase price	$2,229,763
Payment of CenDon obligations	14,000
Repay existing debt, including accrued interest	244,166
Fees and expenses	94,789

Total uses	$2,582,718

(1)Calculated prior to the application of a 1% closing payment and other fees.

The allocation of the cash purchase price to the fair value of net assets acquired is summarized below.

Acquired intangible asset – Directory Services Agreements.	$1,625,000
Acquired intangible asset – Customer relationships	260,000
Acquired intangible asset – Trademarks	30,000
Acquired tangible net assets	217,723
Goodwill	97,040

Total allocation of cash purchase price	$2,229,763

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The fair value of certain long-term intangible assets were identified and recorded at their estimated fair value. Identifiable intangible assets acquired included directory services agreements between Sprint and us, customer relationships and acquired trade names. At December 31, 2002, Donnelley had a net receivable from SPA of $27,888. As a result of the acquisition, this net receivable became an intercompany item and was included as part of the purchase price.

Commercial agreements between Sprint and us include a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively “Directory Services Agreements”). The directory services license agreement gives us the exclusive right to produce, publish and distribute directories for Sprint in the markets where Sprint provided local telephone service at the time of the agreement. The trademark license agreement gives us the exclusive right to use certain specified Sprint trademarks, including the Sprint diamond logo, in those markets, and the non-competition agreement prohibits Sprint in those markets from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions. These agreements are all interrelated and each has an initial term of 50 years, subject to earlier termination under specified circumstances. The fair value assigned to these agreements of $1,625,000 was based on the present value of estimated future cash flows. We also acquired the established local and national customer relationships of SPA.

The value of these relationships was determined based on the present value of estimated future cash flows and an analysis of historical attrition rates. A value of $200,000 was assigned to the local customer relationships and a value of $60,000 was assigned to the national customer relationships. Finally, we also acquired certain trade names historically used in the SPA directory business. A value of $30,000 was assigned to the trade names based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recognized as goodwill.

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair value of the identifiable intangible assets will be amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis.

Under purchase accounting rules, we did not assume the deferred revenue balance of SPA at January 3, 2003 of $315,911. This amount represented revenue that would have been recognized subsequent to the acquisition under the deferral and amortization recognition method had the acquisition not occurred. Accordingly, we did not record revenue associated with directories that were published prior to the acquisition and during January 2003. Although the deferred revenue balance was eliminated, we retained all the rights associated with the collection of amounts due under and obligations under the advertising contracts executed prior to the SPA acquisition. As a result, SPA’s billed and unbilled accounts receivable balances became assets of Donnelley. Also under purchase accounting rules, we did not assume or record deferred directory costs at January 3, 2003 related to those directories that were published prior to the acquisition and during January 2003. These costs represented operating expenses that would have been recognized subsequent to the acquisition under the deferral and amortization method had the acquisition not occurred.

A summarized condensed balance sheet of the Company at January 3, 2003 is presented below.

		Liabilities, Redeemable Convertible Preferred
Assets		Stock and Shareholders' Equity
Cash and cash equivalents	$7,697	Current liabilities	$47,147
Accounts receivable, net	287,713	Current portion long-term debt	58,668

Other current assets	21,139

Current assets	316,549	Current liabilities	105,816
Fixed assets, net	23,988	Long-term debt	2,297,577
Partnership investment	185,969	Other non-current liabilities..	75,709

Deferred financing costs	75,670	Total liabilities	2,479,102
Other non-current assets	24,483
Intangible assets	1,915,000	Redeemable convertible preferred stock	143,553
Goodwill	97,040

		Shareholders' equity	16,045

		Total Liabilities, Redeemable Convertible
Total assets	$2,638,699	Preferred Stock and Shareholders' Equity	$2,638,699

Summarized unaudited condensed pro forma information for the year ended December 31, 2002 assuming the SPA acquisition occurred on January 1, 2002 is presented below. The following unaudited pro forma information does not purport to represent what the combined entity’s results of operations would actually have been if the transaction had in fact occurred on January 1, 2002 and is not necessarily representative of results of operations for any future period.

Net revenue	$571,282
Operating income	346,779
Net income	99,283
Preferred dividend	78,860
Income available to common shareholders	20,423

4.       Restructuring and Special Charge

As a result of the SPA acquisition, we have consolidated publishing and technology operations, sales offices and administrative personnel and are relocating the headquarters functions in Overland Park, Kansas and Purchase, New York to Cary, North Carolina during 2004 (collectively the “2003 Restructuring Actions”). Approximately 140 people were affected by the shutdown of the Tennessee publishing facility and have been included in the restructuring reserve. In addition, approximately 140 people will be affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of which 75 have been included in the restructuring reserve. The remaining 65 people are expected to be relocating with the Company.

In 2003, $2,878 was charged to goodwill representing the closure of the pre-press publishing facility operated by SPA and severance paid to certain SPA executives who were terminated immediately upon the closing of the acquisition. The reserve for the pre-press publishing facility was $2,181 and represents the remaining lease payments, net of estimated sub-lease income. These payments will be made through 2012. The severance for SPA executives of $697 has been paid in full.

In 2003, $9,531 was charged to earnings primarily representing severance and related costs associated with the consolidation of the publishing and technology operations, sales offices and administrative personnel and the relocation of our headquarters. Payments of $3,213 were made during 2003 and the remaining costs will be paid in 2004 and 2005.

In 2001, we recognized a restructuring and special charge of $18,556 consisting of a special charge of $9,937 in connection with a transition in executive management and a restructuring charge of $8,619 in connection with the expiration of a pre-press publishing contract in December 2002. As a result of the pending SPA acquisition during late 2002, management determined that certain costs originally anticipated in the restructuring charge would not be incurred. Specifically, the idle leased space in the Morrisville publishing facility would be utilized, planned severance and other related costs would be significantly less and we believed at that time, the corporate headquarters would not be relocated. Accordingly, $6,694 of the original charge was reversed during 2002. During 2003, these restructuring actions were completed, resulting in payments of $1,162 and the remaining balance of $513 was reversed and included in income.

The table below shows the activity in our restructuring reserves during 2001, 2002 and 2003.

	2001	2003
	Restructuring	Restructuring
	Actions	Actions	Total
Restructuring and special charge	$18,556		$18,556
Reclass of related liabilities	2,735		2,735

Balance at December 31, 2001	21,291		21,291
Payments applied against reserve	(13,211)		(13,211)
Payments charged to expense	289		289
Reserve reversal	(6,694)		(6,694)

Balance at December 31, 2002	1,675		1,675
Additions to reserve charged to goodwill	—	$2,878	2,878
Additions to reserve charged to earnings	—	9,531	9,531
Payments	(1,162)	(3,910)	(5,072)
Reserve reversal	(513)	—	(513)

Balance at December 31, 2003	$—	$8,499	$8,499

5.       Investment Impairment Charges

We have a 9% interest in ChinaBig.com Limited (“ChinaBig”), which publishes yellow pages directories and offers Internet directory services in the People’s Republic of China. In 2001, an independent third party valuation of ChinaBig’s current business plan, capital needs and outlook for profitability and cash flow, prepared in connection with a proposed equity financing by ChinaBig, indicated that the carrying value of our investment was permanently impaired. As a result of this valuation, we recorded an impairment charge of $11,432 in 2001. Further, in 2002,

ChinaBig did not achieve its sales objective or generate sufficient operating cash flows to fund operations and meet its obligations and needed to obtain shareholder loans to make up the cash shortfall. As a result, management believed that sufficient doubt existed as to ChinaBig’s ability to raise sufficient cash either through operations or additional investments and that this investment would not provide any value in the foreseeable future. Accordingly, during 2002 an additional impairment charge of $2,000 was recognized to write-off the remaining book value of this investment. These investment impairment charges have been included in general and administrative expenses on the Consolidated Statements of Operations.

6.       Long-Term Debt, Credit Facilities and Notes

Long-term debt at December 31, 2003 and 2002, consisted of the following:

	2003	2002
Credit Facility	$1,145,888	$900,000
8 7/8% Senior Notes due 2010	325,000	325,000
10 7/8% Senior Subordinated Notes due 2012	600,000	600,000
9 1/8% Senior Subordinated Notes due 2008	21,245	150,000
Former Term Facilities	—	114,250

Total	2,092,133	2,089,250
Less current portion	49,586	13,780

Long-term debt	$2,042,547	$2,075,470

In connection with the SPA acquisition, in late 2002 we entered into a $1,525,000 Credit Facility (“Credit Facility”), consisting of a $500,000 Term Loan A, a $900,000 Term Loan B and a $125,000 Revolving Credit Facility (the “Revolver”), and issued $325,000 8 7/8% Senior Notes (“Senior Notes”) and $600,000 10 7/8% Subordinated Notes (“Subordinated Notes,” and collectively with the Senior Notes, the “Notes”). At December 31, 2003, the fair values of Senior Notes and the Subordinated Notes were $365,625 and $711,750, respectively. We also issued $200,000 of 8% redeemable convertible cumulative preferred stock (“Preferred Stock”) and warrants to purchase 1,650,000 shares of our Common Stock to partnerships affiliated with the Goldman Sachs Group, Inc. (collectively, “the GS Funds”). These funds were used to acquire SPA, pay transaction costs, repurchase a portion of the existing 9 1/8% Senior Subordinated Notes due 2008 (“Pre-acquisition Notes”) pursuant to a tender offer, and repay the former term facilities.

On December 8, 2003, we amended our Credit Facility, to accomplish the following objectives:

•	obtain more favorable pricing on our variable rate debt;

•	adjust non-financial covenants to make them less restrictive for corporate operating flexibility;

•	obtain the cash resources and the consent for us to redeem the remaining outstanding Pre-acquisition Notes; and

•	obtain consent for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions and retirement of existing Notes and redemption of equity, subject to certain limitations.

The amendment to our Credit Facility created a new Term Loan A-2, replacing the initial Term Loan A and created a new Term Loan B-2 replacing the initial Term Loan B. In connection with the amendment, we borrowed an additional $32,000 under the Term Loan B-2. These proceeds were used to redeem the balance of the Pre-acquisition Notes and pay transaction costs, including a prepayment premium of $8,930 representing 1% of the balance of Term Loan B outstanding on the date of the amendment. The weighted average interest rate of outstanding debt under the Credit Facility was 3.9% at December 31, 2003 and under the former term facilities was 6.7% during 2002. The amendment to the Credit Facility was accounted for as a modification of the underlying debt instruments.

As amended, our Credit Facility bears interest, at our option at either:

•	The higher of (i) a base rate as determined by Deutsche Bank Securities Inc., Salomon Smith Barney Inc. or Bear, Stearns & Co. Inc., plus a 2.50% margin on the Revolver and a 1.50% margin on the Term Loans

A-2 and B-2 and (ii) the Federal Funds Effective Rate (as defined) plus 1/2 of 1%, plus a 2.50% margin on the Revolver and a 1.50% margin on the Term Loans A-2 and B-2; or

•	LIBOR rate plus a 3.50% margin on the Revolver and a 2.25% margin on the Term Loans A-2 and B-2. We may elect interest periods of 1, 2, 3, 6, 9 or 12 months for LIBOR borrowings.

The Credit Facility, as amended, and the indentures governing the Notes contain usual and customary negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; and (v) issue capital stock of our subsidiaries. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage, minimum fixed charge coverage and maximum senior secured leverage as defined therein. The Revolver and Term Loan A-2 mature in December 2008 and the Term Loan B-2 matures in June 2010. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged to secure our obligations under the Credit Facility.

On January 3, 2003, we repurchased through a tender offer and exit consent solicitation $128,800 of the Pre-acquisition Notes. We borrowed an initial $1,410,000 under the Credit Facility contingent upon our repurchase of the entire $150,000 aggregate principal amount of the Pre-acquisition Notes. Any proceeds that were not used to repurchase the Pre-acquisition Notes were required to be repaid to the lenders under the Credit Facility. Accordingly, $21,200, representing the amount of Pre-acquisition Notes that remained outstanding following the tender offer and exit consent solicitation, was repaid to the lenders under the Credit Facility shortly after the consummation of the SPA acquisition. On February 6, 2004, utilizing the proceeds from Term Loan B-2, we redeemed the remaining aggregate principal amount of the Pre-acquisition Notes. See Note 18, Subsequent Events. Prior to redemption, interest was paid on the Pre-acquisition Notes on a semi-annual basis.

As of December 31, 2003, there were no borrowings under the Revolver. Interest is paid on the Notes semi-annually on June 15 and December 15, commencing June 15, 2003. The Senior Notes mature in 2010 and are redeemable at our option beginning in 2006 at the following prices:

Redemption Year	Price
2006	104.438%
2007	102.219%
2008 and thereafter	100%

The Senior Subordinated Notes mature in 2012 and are redeemable at our option beginning in 2007 at the following prices:

Redemption Year	Price
2007	105.438%
2008	103.625%
2009	101.813%
2010 and thereafter	100%

On January 3, 2003, we repaid the former term facilities consisting of $74,250 outstanding balances under committed bank facilities and $40,000 outstanding under our then-existing $100,000 revolving credit facility. The former term facilities bore interest at floating rates based on a spread over LIBOR or the greater of either the Prime rate or the Fed Funds rate plus 50 basis points, at our election.

Aggregate maturities of long-term debt at December 31, 2003 were:

2004	$49,586
2005	49,586
2006	49,586
2007	59,711
2008	80,956
Thereafter.	1,802,708

Total	$2,092,133

7.       Partnership Investment

DonTech. DonTech acts as the exclusive sales agent for yellow pages directories published by SBC in Illinois and northwest Indiana. Income from DonTech consists of 50% of the net profits of DonTech and revenue participation income received directly from SBC, which is based on the value of advertising sales. Income from DonTech consisted of the following:

	Years Ended December 31,
	2003	2002	2001
50% share of DonTech net profits	$17,347	$18,480	$19,313
Revenue participation income	96,705	98,666	103,106

Total DonTech income	$114,052	$117,146	$122,419

Summarized financial information of DonTech is shown in the table below. These results are not consolidated in our financial statements.

	Years Ended December 31,
	2003	2002	2001
Net revenues	$99,711	$101,792	$106,849
Operating income	$33,526	$35,230	$37,435
Net income	$34,694	$36,959	$38,626

Total assets of DonTech were $117,506 at December 31, 2003. Our investment in DonTech, including the revenue participation receivable from SBC, was $175,729 and $185,969 at December 31, 2003 and 2002, respectively.

CenDon. Through 2002, we were the exclusive sales agent in certain markets in Nevada, Florida, Virginia and North Carolina for CenDon, a joint venture with Centel Directory Company (“Centel”), a subsidiary of Sprint. Income from CenDon consisted of a priority distribution based on a percentage of CenDon advertising sales. Income from CenDon was $19,727 and $17,545 in 2002 and 2001, respectively. In connection with the SPA acquisition, we became the sole owner of CenDon. The operating results of CenDon subsequent to the SPA acquisition are included in our consolidated results of operations.

8.       Redeemable Preferred Stock and Warrants

We have 10,000,000 shares of preferred stock authorized for issuance. At December 31, 2003 and 2002, we had 200,604 and 70,000 shares of Preferred Stock outstanding, respectively.

On January 3, 2003, we issued through a private placement 130,000 shares of Preferred Stock and warrants to purchase 1,072,500 shares of our common stock to the GS Funds for gross proceeds of $130,000. In November 2002, we issued through a private placement 70,000 shares of Series B-1 Preferred Stock and warrants to purchase 577,500 shares of our common stock to the GS Funds, for aggregate gross consideration of $70,000. On January 3, 2003, the 70,000 shares of Series B-1 Preferred Stock automatically converted into 70,604 shares of Preferred Stock. The Preferred Stock, and any accrued and unpaid dividends, are convertible into common stock at any time after issuance at a price of $24.05 and earns a cumulative dividend of 8% compounded quarterly. We cannot pay cash dividends on the Preferred Stock through September 2005, during which time the dividend will accrue. After October 1, 2005, we may pay the Preferred Stock dividend in cash, subject to any limitations under our Credit Facility, or allow it to accrue, at our option.

We may redeem the Preferred Stock in cash at any time on or after January 3, 2006 if the market price (as defined) of our common stock exceeds 200% of the conversion price for 30 of 45 trading days. The Preferred Stock is redeemable in cash by us at any time on or after January 3, 2013. The Preferred Stock is redeemable in cash at the option of the GS Funds in the event of a change in control (as defined). At December 31, 2003, the redemption value of the Preferred Stock was $216,998 and it was convertible into 9,022,798 shares of common stock.

The net proceeds received from the issuance of Preferred Stock in January 2003 and November 2002 were allocated to the Preferred Stock, warrants and the beneficial conversion feature (“BCF”) of the Preferred Stock based on their relative fair values. The fair value of the Preferred Stock was estimated using the Dividend Discount Method, which determines the fair value based on the discounted cash flows of the security. The BCF is a function of the conversion price of the Preferred Stock, the fair value of the warrants and the fair market value of the underlying common stock on the date of issuance. The fair value of the warrants of $12.18 on January 3, 2003 and $10.43 in November 2002 was determined based on the Black-Scholes model, with the following assumptions:

Dividend yield	0%
Expected volatility	35%
Risk-free interest rate	3.0%
Expected holding period	5 years

In connection with each issuance of our Preferred Stock and each subsequent quarterly dividend date, a BCF was recorded because the fair value of the underlying common stock at the time of issuance was greater than the conversion price of the Preferred Stock. The BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance. The Preferred Stock dividend in 2003 and 2002 of $58,397 and $24,702, respectively, consisted of the stated 8% dividend of $16,454 and $544, respectively, and a BCF of $41,943 and $24,158, respectively.

9.       Stock Option Plans

We maintain a shareholder approved stock option plan whereby certain employees and non-employee directors are eligible to receive stock options, stock appreciation rights, limited stock appreciation rights in tandem with stock options and deferred stock. Options are typically granted at the fair market value of our common stock at the date of the grant. We follow APB No. 25, and related interpretations in accounting for our stock option plan, and, accordingly, we typically do not recognize compensation expense related to the issuance of stock options. The options expire not more than ten years from the grant date and the Board determines termination, vesting and other relevant provisions at the date of the grant. We have yet to grant any stock appreciation rights or limited stock appreciation rights.

Non-employee directors receive options to purchase 1,500 shares and an award of 1,500 deferred shares upon election to the Board. Non-employee directors also receive, on an annual basis, options to purchase 1,500 shares and an award of 1,500 deferred shares. Non-employee directors may also elect to receive additional options in lieu of all or a portion of their annual cash retainer fee.

Changes in options outstanding under our stock option plan for the last three years were as follows:

		Weighted
		Average
		Exercise Price
	Shares	Per Share
Options outstanding, December 31, 2000	2,898,585	$14.35
Granted	539,084	25.23
Exercised	(585,913)	12.82
Canceled or expired	(222,402)	17.22

Options outstanding, December 31, 2001	2,629,354	16.70
Granted	1,925,995	26.01
Exercised	(255,386)	14.70
Canceled or expired	(17,342)	24.82

Options outstanding, December 31, 2002	4,282,621	20.97
Granted	484,676	30.54
Exercised	(1,278,643)	16.76
Canceled or expired	(144,242)	25.28

Options outstanding, December 31, 2003	3,344,412	$23.78

Available for future grants at December 31, 2003	1,609,009

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average			Weighted
		Remaining			Average
		Contractual	Weighted		Exercise
Range of		Life	Average Exercise		Price Per
Exercise Prices	Shares	(in years)	Price Per Share	Shares	Share
9.99 - 14.75	260,302	3.3	$12.98	260,302	$12.98
15.22 - 19.41	560,269	5.0	$15.74	536,786	$15.70
24.75 - 25.54	1,676,861	6.0	$25.45	512,126	$25.32
26.45 - 29.59	442,555	5.4	$27.74	215,979	$27.18
30.11 - 39.21	404,425	6.1	$30.62	1,000	$30.11

	3,344,412	5.5	$23.78	1,526,193	$20.10

At December 31, 2002, there were 4,282,621 options outstanding at a weighted average exercise price per share of $20.97 and 1,564,657 options exercisable at a weighted average exercise price per share of $15.18. At December 31, 2001, there were 2,629,354 options outstanding at a weighted average exercise price per share of $16.70 and 1,350,153 options exercisable at a weighted average exercise price per share of $14.02.

The options granted in 2002 included a grant of 1,486,000 options (“Founders Grant”) to certain employees, including senior management, in connection with the SPA acquisition. These options were granted in October 2002 with a strike price equal to the fair market value of the Company’s common stock on the date of grant. However, the award of these options was contingent upon the successful closing of the SPA acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the fair market value of the Company’s common stock exceeded the strike price. Accordingly, these options were accounted for as compensatory options and resulted in a charge of $1,705 in 2003.

The sale of Preferred Stock in connection with the SPA acquisition triggered a change in control under the terms of the Company’s stock option plans. Accordingly, all options granted through the end of 2002, with the exception of the Founders Grant options and options held by senior management (who waived the change in control provisions), became fully vested.

10.       Income Taxes

Provision (benefit) for income taxes consisted of:

	2003	2002	2001
Current provision (benefit)
U.S. Federal	$4,768	$31,545	$39,977
State and local	(556)	5,110	4,313

Total current provision	4,212	36,655	44,290
Deferred (benefit) provision
U.S. Federal	(31,722)	6,915	(7,233)
State and local	(8,508)	1,236	(1,048)

Total deferred (benefit) provision	(40,230)	8,151	(8,281)

(Benefit) provision for income taxes	$(36,018)	$44,806	$36,009

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate.

	2003	2002	2001
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	6.8	3.6	2.5
Non-deductible expense	—	1.4	4.4

Effective tax rate	41.8%	40.0%	41.9%

Deferred tax assets and liabilities consisted of the following at December 31, 2003 and 2002:

	2003	2002
Deferred tax assets
Reorganization and restructuring costs	$3,245	$774
Bad debts	3,869	1,837
Postretirement benefits	2,267	2,246
Capital loss carryforward	5,738	6,094
Net operating loss carryforwards	71,101	—
Other	9,283	1,450

Total deferred taxes	95,503	12,401
Valuation allowance	(5,738)	(6,094)

Net deferred tax assets	89,765	6,307

Deferred tax liabilities
Equity investment	52,399	56,216
Pension	7,652	8,556
Depreciation and amortization	48,712	2,318
Other	1,555	—

Total deferred tax liabilities	110,318	67,090

Net deferred tax liability	$20,553	$60,783

The 2003 tax benefit is based on an effective tax rate of 41.8% and results from the tax benefit generated in 2003 attributable to a net operating loss of approximately $176,000 related to tax deductions in connection with the SPA acquisition. The federal net operating loss carryforward will begin to expire in 2023, and the state net operating loss carryforwards will begin to expire in 2008. The 2003 effective tax rate reflects an increase in the state and local tax rate as a result of the acquisition of SPA, combined with the favorable settlement in 2003 of certain prior year state and local tax audits.

The 2002 and 2001 tax provision is based on an effective tax rate of 40.0% and 41.9%, respectively, and was adversely impacted by the ChinaBig investment impairment charges of $2,000 and $11,432 in 2002 and 2001, respectively. In 2002 and 2001, a valuation allowance was established for the deferred tax asset generated by the write-down of the ChinaBig investment. The write-down of this investment was treated as a capital loss for income tax purposes, which can only be offset against capital gains. We do not believe that future capital gains will be generated to offset against this capital loss. Accordingly, a valuation allowance was established for the total amount of the ChinaBig investment. However, with regard to the other deferred tax assets, we believe that we will obtain the full benefit of such assets based on an assessment of the Company’s anticipated profitability during the years the deferred tax assets are expected to become tax deductions.

11.       Benefit Plans

Retirement Plans. We have a defined benefit pension plan covering substantially all employees with at least one year of service. The benefits to be paid to employees are based on years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required to be made in 2003, 2002 or 2001. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. We use a measurement date of December 31 for the majority of our plan assets.

We also have an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan). We also had an additional unfunded non-qualified defined benefit plan, the Supplemental Executive Benefit Plan (“SEBP”), which was discontinued at the end of 2001.

We offer a defined contribution savings plan to substantially all employees and contribute $0.50 for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions). Contributions under this plan were $1,142, $724 and $776 for the years ended December 31, 2003, 2002 and 2001, respectively.

Other Postretirement Benefits. We have an unfunded postretirement benefit plan that provides certain healthcare and life insurance benefits to those full-time employees who reach retirement age while working for the Company.

A summary of the funded status of the benefit plans at December 31, 2003 and 2002 was as follows:

	Retirement Plans		Postretirement Plan
	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation, beginning of period	$57,862	$50,660	$5,840	$5,270
Service cost	3,246	1,414	490	140
Interest cost	3,671	3,726	490	370
Plan participant contributions	—	—	120	70
Amendments	(14)	9	2,830	—
Actuarial loss	4,161	4,960	2,220	280
Benefits paid	(3,208)	(2,907)	(700)	(290)

Benefit obligation, end of period	$65,718	$57,862	$11,290	$5,840

Change in plan assets
Fair value of plan assets, beginning of period	$56,108	$63,762	$—	$—
Return on plan assets	11,895	(4,818)	—	—
Employer contributions	3	71	580	220
Plan participant contributions		—	120	70
Benefits paid	(3,208)	(2,907)	(700)	(290)

Fair value of plan assets, end of period	$64,798	$56,108	$—	$—

Funded status of plans	$(920)	$(1,754)	$(11,290)	$(5,840)
Unrecognized net loss	20,965	22,789	2,440	320
Unrecognized prior service costs	1,069	1,191	2,600	(300)

Net amount recognized	$21,114	$22,226	$(6,250)	$(5,820)

Net amounts recognized in the consolidated balance sheets at December 31, 2003 and 2002 were as follows:

	Retirement Plans		Postretirement Plan
	2003	2002	2003	2002
Other non-current assets	$21,704	$22,748	$—	$—
Other non-current liabilities	(590)	(522)	(6,250)	(5,820)

Net amount recognized	$21,114	$22,226	$(6,250)	$(5,820)

The accumulated benefit obligation for all defined benefit pension plans was $61,143 and $53,299 at December 31, 2003 and 2002, respectively.

The projected benefit obligation and accumulated benefit obligation for the unfunded PBEP at December 31, 2003 and 2002 was as follows:

	2003	2002
Projected benefit obligation	$678	$800
Accumulated benefit obligation	529	247

The net periodic benefit expense (income) of the retirement plans for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001
Service cost	$3,246	$1,414	$1,876
Interest cost	3,671	3,726	3,777
Expected return on plan assets	(5,910)	(6,952)	(6,690)
Unrecognized prior service cost	108	145	210

Net periodic benefit expense (income)	$1,115	$(1,667)	$(827)

Additionally, a charge of $4,823 was recognized in 2001 for special benefits, the settlement of a portion of the liability under the PBEP and the curtailment of the SEBP in connection with the executive management transition arrangements. These costs were included as part of the restructuring and special charge.

The following assumptions were used in determining the benefit obligations for the retirement plans and postretirement plan:

	2003	2002	2001
Weighted average discount rate	6.00%	6.50%	7.25%
Rate of increase in future compensation	3.66%	3.66%	4.41%

The following assumptions were used in determining the net periodic benefit expense (income) for the retirement plans:

	2003	2002	2001
Weighted average discount rate	6.50%	7.25%	7.50%
Rate of increase in future compensation	3.66%	4.41%	4.66%
Expected return on plan assets	8.25%	9.75%	9.75%

The weighted average discount rate used to determine the net periodic expense for the postretirement plan was 6.5%, 7.25% and 7.50% for 2003, 2002 and 2001, respectively.

For 2004, we will use a rate of 8.25% as the expected long-term rate of return assumption on plan assets for the retirement plans. This assumption is based on the plan’s present target asset allocation of 65% equity securities and 35% debt securities. It reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

The net periodic benefit expense of the postretirement plan for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001
Service cost	$490	$140	$120
Interest cost	490	370	360
Amortization of unrecognized prior service credit	(70)	(70)	(70)
Amortization of unrecognized net loss	100	—	—

Net periodic benefit expense	$1,010	$440	$410

The following table reflects assumed healthcare cost trend rates.

	2003	2002
Healthcare cost trend rate assumed for next year	9.5%	10.0%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%
Number of years that it takes to reach the ultimate trend rate	10	9

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One	One
	Percentage-	Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest costs	$30	$(30)
Effect on postretirement benefit obligation	1,490	(1,300)

The pension plan weighted-average asset allocation at December 31, 2003 and 2002, by assets category, are as follows:

	Plan Assets at December 31,
	2003	2002
Equity securities	67%	62%
Debt securities	33%	38%

Total	100%	100%

A total return investment approach in which a mix of equity and debt investments are used to maximize the long-term return on plan assets at a prudent level of risk. The plan’s target asset allocation is presently 65% equity securities and 35% debt securities. The target allocation is controlled by periodic rebalancing back to target. Plan assets are invested using a combination of active and passive (indexed) investment strategies.

The plan’s equity securities are diversified across U.S. and non-U.S. stocks. The plan’s debt securities are diversified principally among securities issued or guaranteed by the United States government or its agencies, mortgage-backed securities, including collateralized mortgage obligations, investment-grade corporate debt obligations and dollar-denominated obligations issued in the U.S. and by non-U.S. banks and corporations.

Investment risk is controlled through diversification among asset classes, managers and securities. Risk is further controlled at the investment manager level by requiring active managers to follow formal written investment guidelines. Investment results are measured and monitored on an ongoing basis, and quarterly investment reviews are conducted. The plan’s active United States investment manager is prohibited from investing plan assets in equity or debt securities issued or guaranteed by RHD. However, the plan may hold Donnelley stock if it is part of a total United States equity market index fund in which the plan invests.

We do not expect to make significant contributions to the retirement and postretirement benefit plans in 2004.

12.       Commitments

We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2015. Rent and lease expense for 2003, 2002 and 2001 was $10,171, $3,090 and $3,534, respectively. The future non-cancelable minimum rental payments applicable to operating leases at December 31, 2003 are:

2004	$5,169
2005	3,810
2006	3,445
2007	3,911
2008	3,973
Thereafter	15,492

Total	$35,800

We have entered into a long-term purchase agreement for paper used in the publishing of our directories. The purchase commitment for the paper is with one supplier and is estimated, based on minimum required quantities, to aggregate approximately $43,260 through 2006. Minimum purchases required under this agreement are $13,920 in 2004, $14,220 in 2005 and $15,120 in 2006.

13.       Litigation

We are involved in various legal proceedings arising in the ordinary course of our business, as well as certain litigation and tax matters described below. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings, including the litigation and tax matters described below, will not have a material adverse effect on our results of operations, cash flows or financial position, as described below.

In order to understand our potential exposure under the litigation and tax matters described below under the captions “Information Resources, Inc.” and “Tax Matters,” you need to understand the relationship between us and D&B, and certain of our predecessors and affiliates that, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

In November 1996, the company then known as The Dun & Bradstreet Corporation separated through a spin-off (“1996 Distribution”) into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”), and Cognizant Corporation (“Cognizant”). In June 1998, The Dun & Bradstreet Corporation separated through a spin-off (“1998 Distribution”) into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. Later in 1998, Cognizant separated through a spin-off (“Cognizant Distribution”) into two separate public companies: IMS Health Incorporated (“IMS”), and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation separated into two separate public companies: Moody’s Corporation, (“Moody’s”) (formerly The Dun & Bradstreet Corporation), and a new company that changed its name to The Dun & Bradstreet Corporation. As a result of the form of R.H. Donnelley Corporation’s separation from The Dun & Bradstreet Corporation in 1998, we are the corporate successor of and technically the defendant and taxpayer referred to below as D&B.

Rockland Yellow Pages

In 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against the Company and Bell Atlantic Corporation in the United States District Court for the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which we served as Bell Atlantic’s advertising sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which resulted in damages to the Rockland Yellow Pages. In May 2001, the District Court dismissed substantially all of plaintiffs’ claims, and in August 2001, the remaining claims were either withdrawn by the plaintiffs or dismissed by the District Court. The plaintiffs then filed a complaint against the same defendants in New York State Supreme Court, in Rockland County, alleging virtually the same state law tort claim previously dismissed by the District Court and seeking unspecified damages. In October 2001, defendants filed a motion to dismiss this complaint. On May 5, 2002, the Court granted defendants’ motion to dismiss the complaint. Plaintiffs filed an appeal of this dismissal. On April 10, 2003, the Appellate Division heard oral arguments on the appeal, and on April 28, 2003, the Appellate Division dismissed all but one count of the complaint, which count alleges immaterial compensatory damages with respect to only one advertiser. Accordingly, we presently do not believe that the final outcome of this matter will have a material adverse effect on our results of operations or financial condition.

Information Resources, Inc.

In 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company, as successor of D&B, ACNielsen and IMS, at the time of the filing, all wholly owned subsidiaries of D&B.

The complaint alleges various violations of U.S. antitrust laws under Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

IRI’s antitrust claims allege that the defendants developed and implemented a plan to undermine IRI’s ability to compete within the U.S. and foreign markets in North America, Latin America, Asia, Europe and Australia/New Zealand through a series of anti-competitive practices, including: unlawfully tying/bundling services in the markets in which defendants allegedly had monopoly power with services in markets in which ACNielsen competed with IRI; entering into exclusionary contracts with retailers in certain countries to deny IRI’s access to sales data necessary to provide retail tracking services or to artificially raise the cost of that data; predatory pricing; acquiring foreign market competitors with the intent of impeding IRI’s efforts to expand; disparaging IRI to financial analysts and clients; and denying IRI access to capital necessary for it to compete.

IRI’s complaint originally sought damages in excess of $350,000, which amount IRI sought to treble under antitrust laws. IRI has since revised its allegation of damages to exceed $650,000, which IRI also seeks to treble. IRI also seeks punitive damages of an unspecified amount.

In April 2003, the court denied a motion for partial summary judgment by the defendants that sought to dismiss certain of IRI’s claims and granted in part a motion by IRI seeking reconsideration of certain summary judgment rulings the Court had previously made in favor of the defendants. The motion granted by the court concerns IRI’s claims of injuries from defendants’ alleged conduct in certain foreign markets.

In connection with the 1996 Distribution, Cognizant (now “NMR”), ACNielsen and D&B entered into an Indemnity and Joint Defense Agreement (the “JDA”), pursuant to which they agreed to:

•	allocate potential liabilities that may relate to, arise out of or result from the IRI lawsuit (“IRI Liabilities”); and

•	conduct a joint defense of such action.

In particular, the JDA provides that:

•	ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities become payable as a result of a final non-appealable judgment or any settlement permitted under the JDA (the “ACN Maximum Amount”); and

•	D&B and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount.

As noted above, ACNielsen is responsible for the IRI Liabilities up to the ACN Maximum Amount. The JDA provides that ACNielsen initially is to determine the amount that it will pay at the time of settlement or a final judgment, if any, in IRI’s favor (the “ACN Payment”). The ACN Payment could be less than the ACN Maximum Amount. The JDA also provides for D&B and Cognizant to pay IRI 50% of the difference between the settlement or judgment amount and the ACN Payment. In exchange, the JDA requires ACNielsen to issue a secured note (the “ACN Note”), subject to certain limits and offsets, to each of D&B and Cognizant for the amount of their payment. The ACN Notes would become payable upon the completion of any recapitalization plan described in the next paragraph.

The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to:

•	any recapitalization plan submitted by an investment bank that is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion and without requiring stockholder approval; and

•	payment of interest on the ACN Notes and related fees and expenses.

For these purposes, “viability” means the ability of ACNielsen, after giving effect to such recapitalization plan, the payment of interest on the ACN Notes, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to:

•	pay its debts as they become due; and

•	finance the current and anticipated operating and capital requirements of its business, as reconstituted by such recapitalization plan, for two years from the date any such recapitalization plan is expected to be implemented.

In 2001, ACNielsen was acquired by VNU N.V. (“VNU”). We understand that VNU has assumed ACNielsen’s liabilities under the JDA. Under the agreements relating to the Cognizant Distribution, IMS and NMR are each jointly and severally liable for all Cognizant liabilities under the JDA, although we understand that amongst themselves they have agreed to share the liability for these amounts as follows: 75% IMS and 25% NMR up to a maximum of $125,000.

Under the agreements relating to the 1998 Distribution, D&B assumed the defense and agreed to indemnify us against any payments that we may be required to make, including any liabilities arising under the JDA, and IRI Liabilities arising from the IRI action itsef, and in each case related legal fees. As required by those agreements, Moody’s Corporation, which subsequently separated from D&B in the 2000 Distribution, has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. We understand that D&B and Moody’s have agreed to share equally (50% each) these indemnity obligations to us.

However, because liability for violations of the antitrust laws is joint and several and because many of the rights and obligations relating to the JDA are based on contractual relationships, the inability or failure of any party to the JDA to fulfill its obligations could result in the other parties, including us, bearing a greater share of the IRI Liabilities. Joint and several liability means that even where more than one defendant is determined to have been responsible for alleged wrongdoing, the plaintiff can collect all or part of a judgment from any one or more of the responsible defendants. This is true regardless of any contractual allocation of responsibility or indemnification provisions, including those described above among VNU, ACNielsen, D&B, IMS, Moody’s, NMR and us.

Discovery in the lawsuit is ongoing, and although the court originally set a trial date for September 2004, the court rescinded that date in January 2004, and there is currently no trial date set. We are unable to predict at this time the outcome of the IRI action or the financial condition of ACNielsen and VNU at the time of any such outcome

(and hence we cannot estimate the ACN Maximum Amount and the portion of any judgment to be paid by VNU and ACNielsen under the JDA). Nonetheless, while we cannot assure you as to the outcome of this matter, management presently believes that (i) D&B and Moody’s have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) and (ii) IMS and NMR in turn have sufficient financial resources and borrowing capacity to satisfy their indemnity obligations to D&B and Moody’s, so as to reimburse us for any payments we may be required to make and related costs we may incur in connection with this matter.

Tax Matters

D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations. The status of Internal Revenue Service reviews of these initiatives is summarized below.

Pursuant to a series of agreements relating to the spin-offs and separations referred to above, IMS and NMR are jointly and severally liable for, and must pay one-half, and D&B and Moody’s are jointly and severally liable for, and must pay the other half, of any payments over $137,000 for taxes, accrued interest and other amounts resulting from unfavorable IRS rulings on the matters summarized below (other than the matter summarized below under “— Amortization and Royalty Expense Deductions — 1997-2003,” for which D&B and Moody’s, jointly and severally, are solely responsible). D&B, on our behalf, was contractually obligated to pay, and did pay, the first $137,000 of tax liability in connection with the matter summarized below as “— Utilization of Capital Losses — 1989-1990.” Under the terms of the 1998 Distribution, D&B agreed to assume the defense and to indemnify us for any tax liability that may be assessed against us and any related costs and expenses that we may incur in connection with any of these tax matters. Also, as required by those agreements, Moody’s has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. Under the terms of certain of the other spin-offs and separations, D&B and Moody’s have, between each other, agreed to be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to each party’s respective business operations.

While we cannot assure you as to the outcome in these matters, management presently believes that D&B and Moody’s have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) and IMS and NMR in turn have sufficient financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, so as to reimburse us for any payments we may be required to make and related costs we may incur in connection with these tax matters.

Utilization of Capital Losses — 1989-1990

In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS notice of adjustment. The amended tax return reflected an additional $561,600 of tax and interest due. In 2000, D&B paid the IRS $349,300 while IMS (on behalf of itself and NMR) paid approximately $212,300. We understand that this payment was made under dispute in order to stop additional interest from accruing, that D&B is contesting the IRS’s formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid, and that D&B has filed a complaint for a refund in the United States District Court. This case is expected to go to trial in 2005. We believe that the fact that D&B and IMS have already paid the IRS a substantial amount of additional taxes with respect to the contested tax planning strategies significantly mitigates our risk.

Royalty Expense Deductions — 1993-1997

In the second quarter of 2003, D&B received (on our behalf) an IRS examination report with respect to a partnership transaction entered into in 1993. Specifically, the IRS is proposing to disallow certain royalty expense deductions claimed by D&B on its 1993 through 1996 tax returns. We understand that D&B estimates that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss of $5,000 in pending tax refunds and that the additional tax liability with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to $44,100 (tax, interest and penalties, net of associated tax benefits).

In addition, and also in the second quarter of 2003, D&B received on behalf of the partnership associated with the above transaction an IRS examination report challenging the tax treatment of certain royalty payments received by the partnership in which D&B was a partner. In that report, the IRS is seeking to reallocate certain partnership income to D&B. In January 2004, D&B received additional IRS Notices (similar to those received in the second quarter of 2003) reflecting an additional tax liability of $1,600 (tax, interest, and penalties, net of associated tax benefits) associated with D&B’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. The additional tax liability with respect to D&B’s share of this income for the notices received in the second quarter of 2003 and January 2004 could be up to $21,900 (tax, interest and penalties, net of associated tax benefits). We understand that D&B believes that these positions regarding the partnership are inconsistent with the IRS’ position with respect to the same royalty expense deductions described above. This $21,900 additional liability would be in addition to the $44,100 of additional liability related to royalty expense deductions discussed in the previous paragraph.

D&B has filed protests relating to these proposed adjustments with the IRS Office of Appeals. The parties are attempting to resolve these matters at the Appeals phase before proceeding to litigation, if necessary. If the IRS were to prevail in its position, D&B would share responsibility for the matter with Moody’s, IMS and NMR, as disclosed above. If D&B were to challenge any of these IRS positions at any time in a U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts would need to be paid in advance for the Court to have jurisdiction over the case.

Amortization and Royalty Expense Deductions — 1997-2003

In the fourth quarter of 2003, D&B received (on our behalf) IRS Notices of Proposed Adjustment with respect to a partnership transaction entered into in 1997. In addition, D&B received, on behalf of the partnership, various IRS materials further explaining the examining agent’s position with respect to the activities of the partnership in 1997 and 1998. Specifically, the IRS asserted that certain amortization expense deductions claimed by D&B on its 1997 and 1998 tax returns should be disallowed. We understand that D&B estimates that the additional tax liability as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $52,000 (tax, interest and penalties, net of associated tax benefits. This transaction is scheduled to expire in 2012 and, unless earlier terminated, based on current interest rates and tax rates, additional tax exposure would increase at a rate of approximately $2,500 per quarter (including potential penalties) as future amortization expenses are deducted.

In addition, the IRS has asserted that royalty expense deductions, claimed by D&B on its tax returns for 1997 and 1998 for royalties paid to the partnership should be disallowed. Relatedly, the IRS has asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by D&B, including the portions of the royalties that were allocated to third party partners in the partnership, and, thus, included in their taxable income. We understand that D&B believes that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent, making it unlikely that the IRS will prevail on both of the positions. As a result, we understand that D&B estimates that after taking into account certain other tax benefits resulting from the IRS’ position on the partnership it is unlikely that there will be any additional cash tax payments due in addition to the amounts noted above related to the amortization expense deduction.

In the event the IRS were to prevail on both positions with respect to the royalty expense/income, which D&B believes unlikely, D&B estimates that the additional tax liability as a result of the disallowance of the 1997 and 1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $137,000 (tax, interest and penalties, net of associated tax benefits). This $137,000 would be in addition to the $52,000 noted above related to the amortization expense deduction.

D&B is attempting to resolve these matters with the IRS before proceeding to IRS Appeals or litigation, if necessary. If D&B were to challenge any of these IRS positions at any time in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case.

As a result of our assessment of our exposure in these matters relating to our prior relationship with D&B and its former affiliates, especially in light of our indemnity arrangements with D&B and Moody’s, and their respective financial resources, borrowing capacity and indemnity rights against IMS and NMR (and ACNielsen and VNU with respect to the IRI matter), and in turn IMS and NMR’s (and ACNielsen’s and VNU’s with respect to the IRI matter) respective financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, no material amounts have been accrued in our consolidated financial statements for any of these D&B-related litigation and tax matters.

Coastal Termite and Pest Control

In 2001, Marnan Group, Inc., doing business as Coastal Termite and Pest Control (“Coastal”), filed a complaint in the U.S. District Court for the Middle District of Florida against SPA. The complaint, as amended, alleged that SPA breached certain directory advertising contracts between 1996 and 1999, fraudulently induced Coastal to enter into another directory advertising contract and tortiously interfered with Coastal’s business relationships with its customers. Coastal was seeking damages for lost contract benefits, lost profits and diminution of business value in an unspecified amount, including pre-judgment interest. In October 2003, the parties settled this dispute for an amount less than the $500 reserved in the Company’s financial statements in connection with the SPA acquisition.

Other Matters

We are also involved in other legal proceedings, claims and litigation arising in the ordinary conduct of our business. Although we cannot assure you of any outcome, management presently believes that the outcome of such legal proceedings will not have a material adverse effect on our results of operations or financial condition and no material amounts have been accrued in our consolidated financial statements with respect to these matters.

14.       Business Segments

We revised our historical segment reporting in the first quarter of 2003 to reflect the change in the business that resulted from the SPA acquisition and to reflect the way management now reviews and analyzes the business. Our reportable operating segments are Donnelley and DonTech. Donnelley includes the revenue from our 260 Sprint-branded yellow pages directories, revenue from our pre-press publishing services contract with SBC and all operating and administrative expenses. The DonTech segment includes revenue participation income and our 50% interest in the net profits of DonTech. Although DonTech provides advertising sales of yellow pages and other directory products similar to Donnelley, the partnership is considered a separate operating segment since, among other things, it has its own Board of Directors and the employees of DonTech, including officers and managers, are not employees of the Company.

We evaluate the performance of our segments based primarily on operating income and earnings before interest, taxes, depreciation and amortization (“EBITDA”). We evaluate and report the performance of our segments based on EBITDA because we believe that EBITDA is a useful measure of our underlying operating performance and the ability to satisfy our significant debt service requirements. Segment information for 2002 and 2001 has been adjusted to be comparable to the 2003 presentation.

We also evaluate the performance of Donnelley and DonTech based on advertising sales. Advertising sales are a critical measure of performance that we review and play an important role in our decision to allocate financial resources between our segments.

Segment information for the years ended December 31, 2003, 2002 and 2001 is presented below:

			Consolidated
2003	Donnelley	DonTech	Totals
Net revenue	$256,445	$—	$256,445
Operating (loss) income	(21,526)	114,052	92,526
Depreciation and amortization	65,779	—	65,779
EBITDA(1)	45,776	114,052	159,828
Total assets	2,363,005	175,729	2,538,734

			Consolidated
2002	Donnelley	DonTech	Totals
Net revenue	$75,406	$—	$75,406
Operating income	28,836	117,146	145,982
Depreciation and amortization	6,249	—	6,249
EBITDA(1)	34,634	117,146	151,780
Total assets	2,037,406	185,969	2,223,375

			Consolidated
2001	Donnelley	DonTech	Totals
Net revenue	$80,253	$—	$80,253
Operating (loss) income	(10,947)	122,419	111,472
Depreciation and amortization	10,767	—	10,767
EBITDA(1)	(180)	122,419	122,239
Total assets	102,171	193,810	295,981

(1) EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles (“GAAP”) and should not be considered as a substitute for operating income or net income prepared in conformity with GAAP. In addition, EBITDA may not be comparable to similarly titled measures of other companies. See the reconciliation of EBITDA to net (loss) income, the most comparable GAAP measure, below.

The most comparable GAAP measure for EBITDA is net income. The reconciliation of net (loss) income to EBITDA is presented below.

	2003	2002	2001
Net (loss) income	$(49,953)	$67,177	$49,815
+ tax (benefit) expense	(36,018)	44,806	36,009
+ interest expense, net	180,020	33,548	25,648
+ depreciation and amortization	65,779	6,249	10,767

EBITDA	$159,828	$151,780	$122,239

15.       Guarantees

R.H. Donnelley Inc. is a direct wholly owned subsidiary of the Company and the issuer of the Pre-acquisition Notes, which were redeemed in full in February 6, 2004, and the Senior Notes and Subordinated Notes. The Company and the direct and indirect wholly owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally, guarantee these debt instruments. At December 31, 2003, R.H. Donnelley Inc.’s direct wholly owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc. and Get Digital Smart.com Inc.

At December 31, 2002, R.H. Donnelley Inc.’s direct wholly owned subsidiaries were R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc., R.H. Donnelley Acquisitions II, Inc. and Get Digital Smart.com Inc. R.H. Donnelley Acquisitions II, Inc. is a wholly owned subsidiary of R.H. Donnelley APIL, Inc. R.H. Donnelley Finance Corporation I and II, subsidiary borrowers established in connection with the financing for the SPA acquisition, were non-guarantor subsidiaries at December 31, 2002. Subject to the technical default that was subsequently cured, there were no non-guarantor subsidiaries for the year ended December 31, 2001. The following consolidating condensed financial statements should be read in conjunction with the consolidated financial statements of the Company.

As of December 31, 2003, R.H. Donnelley Corporation has issued 200,604 shares of its Preferred Stock. See Note  8. Redeemable Preferred Stock and Warrants for further description of the terms of the Preferred Stock and the related dividend requirements. See Note 13. Litigation for a description of various legal proceedings in which the Company is involved in and related contingencies.

R.H. Donnelley Corporation receives dividends from R.H. Donnelley Inc. for the payment of income taxes. Dividends received for the payment of income taxes were $0, $38,940 and $39,608 for the years 2003, 2002 and 2001, respectively. Dividends for other items in any of these years were not significant.

In general, the Company and its subsidiaries are restricted from paying dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to R.H. Donnelley Corporation with very limited exceptions, under the terms of our Credit Facility. See Note 6. Long-Term Debt, Credit Facilities and Notes for a further description of our debt instruments.

R.H. Donnelley Corporation
Consolidated Condensed Balance Sheet
December 31, 2003

	R.H.
	Donnelley	R.H.	R.H. Donnelley			Consolidated
	Corp.	Donnelley Inc.	Publishing &	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Advertising	subsidiaries	Eliminations	Corporation
Assets
Cash and cash equivalents		$6,900	$801	$21		$7,722
Accounts receivable, net			210,981			210,981
Deferred costs			37,907			37,907
Other current assets		12,696	15,285			27,981

Total current assets		19,596	264,974	21		284,591
Investment in subsidiaries	$141,978	2,362,171	(2,124,955)	4,250,311	$(4,453,776)	175,729
Fixed assets, net		17,201	3,424		(1)	20,624
Other assets		95,583				95,583
Intangible assets			1,865,167			1,865,167
Goodwill			97,040			97,040

Total assets	$141,978	$2,494,551	$105,650	$4,250,332	$(4,453,777)	$2,538,734

Liabilities, Preferred Stock and Shareholders’ Deficit
Accrued liabilities		$119,155	$19,292		$(104,945)	$33,502
Deferred revenue			216,525			216,525
Current portion LTD		49,586				49,586

Total current liabilities		168,741	235,817		(104,945)	299,613
Long-term debt		2,042,547				2,042,547
Deferred tax		(22,739)	(50,480)	$106,848		33,629
Other long-term liabilities		20,940	27			20,967
Redeemable convertible preferred stock	$198,223					198,223
Shareholders’ (deficit) equity	(56,245)	285,062	(79,714)	4,143,484	(4,348,832)	(56,245)

Total liabilities, preferred stock and shareholders’ (deficit) equity	$141,978	$2,494,551	$105,650	$4,250,332	$(4,453,777)	$2,538,734

R.H. Donnelley Corporation
Consolidated Condensed Balance Sheet
December 31, 2002

	R.H.
	Donnelley	R.H.				Consolidated
	Corp.	Donnelley Inc.	Guarantor	Non-Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	subsidiaries	subsidiaries	Eliminations	Corporation
Assets
Cash and cash equivalents		$7,745	$42			$7,787
Restricted cash		103,700		$1,825,000		1,928,700
Other current assets		29,563	1,038	1,586		32,187
Investment in subsidiaries	$32,859	305,509	124,047		$(260,179)	202,236
Fixed assets, net		12,008	3		(3)	12,008
Other assets		40,457	99,990		(99,990)	40,457

Total assets	$32,859	$498,982	$225,120	$1,826,586	$(360,172)	$2,223,375

Liabilities, Preferred Stock and Shareholders’ Deficit
Current liabilities		$124,874	$2,943	$6,214	$(99,990)	$34,041
Long-term debt		250,470		1,825,000		2,075,470
Other long-term liabilities		81,005				81,005
Redeemable convertible preferred stock	$63,459					63,459
Shareholders’ (deficit) equity	(30,600)	42,633	222,177	(4,628)	(260,182)	(30,600)

Total liabilities, preferred stock and shareholders’ (deficit) equity	$32,859	$498,982	$225,120	$1,826,586	$(360,172)	$2,223,375

R.H. Donnelley Corporation
Consolidated Condensed Statement of Operations
For the Year Ended December 31, 2003

	R.H.
	Donnelley	R.H.	R.H. Donnelley			Consolidated
	Corp.	Donnelley Inc.	Publishing &	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Advertising	subsidiaries	Eliminations	Corporation
Net revenue		$22,198	$234,247			$256,445
Expenses		72,294	205,056	$621		277,971
Partnership and equity income	$(49,953)	106,606		222,992	$(165,593)	114,052

Operating (loss) income	(49,953)	56,510	29,191	222,371	(165,593)	92,526
Interest (expense) income		(187,149)	(191,531)	198,660		(180,020)
Other income		1,523				1,523

Pre-tax (loss) income	(49,953)	(129,116)	(162,340)	421,031	(165,593)	(85,971)
Income tax (expense) benefit		(79,163)	(63,699)	106,844		(36,018)

Net (loss) income	(49,953)	(49,953)	(98,641)	314,187	(165,593)	(49,953)
Dividend on Preferred Stock	58,397					58,397

(Loss) income available to common shareholders	$(108,350)	$(49,953)	$(98,641)	$314,187	$(165,593)	$(108,350)

R.H. Donnelley Corporation
Consolidated Condensed Statement of Operations
For the Year Ended December 31, 2002

	R.H.
	Donnelley	R.H.				Consolidated
	Corp.	Donnelley Inc.	Guarantor	Non-guarantor		R.H. Donnelley
	(Parent)	(Issuer)	subsidiaries	subsidiaries	Eliminations	Corporation
Net revenue		$75,406				$75,406
Expenses		65,990	$307			66,297
Partnership and equity income	$67,177	85,378	121,669		$(137,351)	136,873

Operating income	67,177	94,794	121,362		(137,351)	145,982
Interest (expense) income		(29,521)	7,129	$(11,156)		(33,548)
Other expense		(451)				(451)

Pre-tax income (loss)	67,177	64,822	128,491	(11,156)	(137,351)	111,983
Income tax benefit (expense)		2,355	(47,161)			(44,806)

Net income (loss)	67,177	67,177	81,330	(11,156)	(137,351)	67,177
Dividend on Preferred Stock	24,702					24,702

Income (loss) available to common shareholders	$42,475	$67,177	$81,330	$(11,156)	$(137,351)	$42,475

R.H. Donnelley Corporation
Consolidated Condensed Statement of Operations
For the Year Ended December 31, 2001

	R.H.
	Donnelley	R.H.			Consolidated
	Corp.	Donnelley Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	subsidiaries	Eliminations	Corporation
Net revenue		$80,253			$80,253
Expenses		108,616	$129		108,745
Partnership and equity income	$4,579	99,055	120,944	$(84,614)	139,964

Operating income	4,579	70,692	120,815	(84,614)	111,472
Interest (expense) income		(32,777)	7,129		(25,648)

Pre-tax income	4,579	37,915	127,944	(84,614)	85,824
Income tax (expense) benefit		(33,336)	(46,792)	44,119	(36,009)

Net income	$4,579	$4,579	$81,152	$(40,495)	$49,815

R.H. Donnelley Corporation
Consolidated Condensed Statement of Cash Flows
For the Year Ended December 31, 2003

	R.H.
	Donnelley	R.H.	R.H. Donnelley		Consolidated
	Corp.	Donnelley Inc.	Publishing &	Guarantor	R.H. Donnelley
	(Parent)	(Issuer)	Advertising	subsidiaries	Corporation
Cash flow from operations		$(136,482)	$(31,100)	$416,179	$248,597
Cash flow from investing activities	$(125,683)	(219,175)	(33,056)	—	(377,914)
Cash flow from financing activities	125,683	354,812	64,957	(416,200)	129,252

Change in cash	—	(845)	801	(21)	(65)
Cash at beginning of period	—	7,745	—	42	7,787

Cash at end of period	$—	$6,900	$801	$21	$7,722

R.H. Donnelley Corporation
Consolidated Condensed Statement of Cash Flows
For the Year Ended December 31, 2002

	R.H.
	Donnelley	R.H.	R.H. Donnelley			Consolidated
	Corp.	Donnelley Inc.	Publishing &	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Advertising	subsidiaries	Eliminations	Corporation
Cash flow from operations		$14,342	$40,554	$(4,941)		$49,955
Cash flow from investing activities	$(69,300)	(107,443)		(1,825,000)	$69,300	(1,932,443)
Cash flow from financing activities	69,300	86,179	(40,566)	1,829,941	(69,300)	1,875,554

Change in cash	—	(6,922)	(12)	—	—	(6,934)
Cash at beginning of period		14,667	54			14,721

Cash at end of period	$—	$7,745	$42	$—	$—	$7,787

R.H. Donnelley Corporation
Consolidated Condensed Statement of Cash Flows
For the Year Ended December 31, 2001

	R.H.
	Donnelley		Consolidated
	Corp.	Guarantor	R.H. Donnelley
	(Issuer)	subsidiaries	Corporation
Cash flow from operations	$(30,197)	$117,051	$86,854
Cash flow from investing activities	(6,100)		(6,100)
Cash flow from financing activities	(4,467)	(117,003)	(121,470)

Change in cash	(40,764)	48	(40,716)
Cash at beginning of period	55,431	6	55,437

Cash at end of period	$14,667	$54	$14,721

16.       Valuation and Qualifying Accounts

		Net
		addition to	Net additions		Balance
	Balance at	allowances	Charged To	Write-offs	at End
	Beginning	from SPA	Revenue and	and Other	of
	of Period	Acquisition	Expense	Deductions	Period
Allowance for Doubtful Accounts and Sales Claims
For the year ended December 31, 2003	$4,772	31,052	1,611	(25,479)	$11,956
For the year ended December 31, 2002	$6,339	—	3,300	(4,867)	$4,772
For the year ended December 31, 2001	$7,355	—	3,372	(4,388)	$6,339
Deferred Tax Asset Valuation Allowance
For the year ended December 31, 2003	$6,094	—	(356)	—	$5,738
For the year ended December 31, 2002	$4,287	—	1,807	—	$6,094
For the year ended December 31, 2001	$—	—	4,287	—	$4,287

17.       Quarterly Information (unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31	Full Year
2003
Net revenue(1)	$12,419	$38,634	$89,309	$116,083	$256,445
Operating (loss) income(2)	(21,918)	10,464	50,840	53,140	92,526
Net (loss) income	(41,187)	(18,911)	3,903	6,242	(49,953)
Preferred dividend	42,154	5,978	5,082	5,183	58,397
(Loss) income available to common shareholders	(83,341)	(24,889)	(1,179)	1,059	(108,350)
Basic (loss) earnings per share	$(2.76)	$(0.81)	$(0.04)	$0.03	$(3.53)
Diluted (loss) earnings per share	$(2.76)	$(0.81)	$(0.04)	$0.03	$(3.53)

	Three Months Ended
	March 31	June 30	September 30	December 31	Full Year
2002
Net revenue	$18,828	$19,894	$21,376	$15,308	$75,406
Operating income	27,657	40,393	45,992	31,940	145,982
Net income	13,182	21,169	25,059	7,767	67,177
Preferred dividend	—	—	—	24,702	24,702
Income (loss) available to common shareholders	13,182	21,169	25,059	(19,935)	42,475
Basic earnings (loss) per share	$0.45	$0.71	$0.84	$(0.57)	$1.42
Diluted earnings (loss) per share	$0.44	$0.70	$0.83	$(0.57)	$1.40

The full year (loss) earnings per share amount may not equal the sum of the quarters due to weighting of shares.

(1) Revenue from the sale of advertising is deferred when a directory is published and recognized ratably over the life of the directory. Due to purchase accounting rules, we were not able to recognize any revenue from directories published by SPA prior to the acquisition or for any directories published in January 2003.

(2) The second, third and fourth quarters of 2003 include restructuring charges of $3,121, $4,340 and $2,071, respectively, for the closing of redundant facilities and the relocation of the Company’s corporate offices to Cary, North Carolina.

(3) The fourth quarter of 2002 includes a benefit of $6,694 from the reversal of a restructuring reserve, an investment impairment charge of $2,000, a loss on hedging activities of $1,523 and a benefit of $1,072 from the reversal of reserves established in connection with the disposition of the former Bell Atlantic business.

18.       Subsequent Events

On February 6, 2004, utilizing the proceeds from Term Loan B-2, we redeemed the remaining aggregate principal amount of the Pre-acquisition Notes totaling $21,245 at a redemption price of 104.563% of the principal amount thereof, plus accrued and unpaid interest. A loss of $1,228 will be recorded in the first quarter of 2004 consisting of a premium over par value paid at redemption of $969, plus the write-off of $259 of unamortized deferred financing costs.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Partners of DonTech:

In our opinion, the accompanying balance sheets and the related statements of partners’ capital, operations and cash flows present fairly, in all material respects, the financial position of the DonTech II Partnership (“DonTech”), at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of DonTech’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 12, 2004

DONTECH

BALANCE SHEETS

	December 31,
(in thousands)	2003	2002
Assets
Current Assets
Cash and cash equivalents	$4,775	$9,016
Commission receivable from related party	97,730	102,358
Prepaid expenses	560	843

Total current assets	103,065	112,217
Fixed assets, net of accumulated depreciation and amortization	5,677	6,036
Pension asset	7,199	8,819
Other	1,565	1,842

Total Assets	$117,506	$128,914

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$1,752	$1,602
Accrued liabilities	9,904	9,640
Distribution payable to partners	—	3,600

Total current liabilities	11,656	14,842
Deferred rent credits	1,435	1,550

Total liabilities	13,091	16,392
Commitments and contingencies (Note 6) Accumulated other comprehensive loss	(349)	—
Partners’ capital	104,764	112,522

Total liabilities and partners’ capital	$117,506	$128,914

The accompanying notes are an integral part of the financial statements.

DONTECH

STATEMENTS OF PARTNERS’ CAPITAL

	The R.H. Donnelley	Ameritech Publishing
(in thousands)	Corporation	of Illinois, Inc.	Total
Balance, January 1, 2001	$92,492	$32,695	$125,187

Net income	19,313	19,313	38,626
Distributions to partners	(21,700)	(21,700)	(43,400)

Balance, December 31, 2001	90,105	30,308	120,413

Net income	18,479	18,480	36,959
Distributions to partners	(22,425)	(22,425)	(44,850)

Balance, December 31, 2002	86,159	26,363	112,522

Net income	17,347	17,347	34,694
Distributions to partners	(21,226)	(21,226)	(42,452)

Balance, December 31, 2003	$82,280	$22,484	$104,764

The accompanying notes are an integral part of the financial statements.

DONTECH

STATEMENT OF OPERATIONS

	Years Ended December 31,
(in thousands)	2003	2002	2001
Sales commissions, net – related party	$99,711	$101,792	$106,849
Expenses
Selling	46,773	48,016	48,810
Administrative	11,832	10,273	10,356
Occupancy and depreciation	6,720	7,388	9,058
Other	860	885	1,190

Total operating expenses	66,185	66,562	69,414
Operating income	33,526	35,230	37,435
Other income	1,168	1,729	1,191

Net income	34,694	36,959	38,626
Comprehensive (Loss) Income
Minimum pension liability adjustment	(349)	—	—

Comprehensive income	$34,345	$36,959	$38,626

The accompanying notes are an integral part of the financial statements.

DONTECH

STATEMENT OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2003	2002	2001
Cash Flows from Operating Activities
Net income	$34,694	$36,959	$38,626
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,603	1,702	2,360
Loss on disposal of fixed assets	205	26	—
Changes in assets and liabilities
Decrease in commission receivable	4,628	6,117	2,450
Increase (decrease) in prepaid rent expense	94	(743)	—
Increase in receivable from landlord	—	(450)	—
Decrease (increase) in other assets	2,086	1,322	(115)
Increase (decrease)in accounts payable	150	29	(548)
(Decrease) increase in accrued liabilities	(84)	457	533
(Decrease) increase in deferred rent credits	(115)	1,579	—

Net cash provided by operating activities	43,261	46,998	43,306
Cash Flows from Investing Activities
Purchases of equipment	(1,450)	(678)	(1,331)

Cash Flows from Financing Activities
Distributions to partners	(42,452)	(44,850)	(43,400)
(Decrease) increase in distribution payable	(3,600)	3,600	—

Net cash used in financing activities	(46,052)	(41,250)	(43,400)

Net (decrease) increase in cash and cash equivalents	(4,241)	5,070	(1,425)
Cash and cash equivalents, beginning of year	9,016	3,946	5,371

Cash and cash equivalents, end of year	$4,775	$9,016	$3,946

The accompanying notes are an integral part of the financial statements.

DonTech
NOTES TO FINANCIAL STATEMENTS
(in thousands)

1.	Form of Organization and Nature of Business

The DonTech II Partnership (“DonTech”) is a general partnership between Reuben H. Donnelley, Inc. (formerly known as The Reuben H. Donnelley Corporation) (“R.H. Donnelley”), a Delaware corporation, and Ameritech Publishing of Illinois, Inc. (“API/IL”), a unit of SBC Communications (“SBC”). The partnership was established in August 1997 and was preceded by AM-DON (“DonTech I”), a general partnership between the same parties which, as of December 31, 2000, ceased business operations and distributed its remaining assets to its partners.

DonTech is the exclusive sales agent in perpetuity for yellow pages, white pages and street address directories published by SBC in Illinois and northwest Indiana. The partnership receives a 27% commission on sales net of provisions (capped at 6.1% subject to certain exclusions). DonTech’s cost structure includes principally sales, sales operations, office services, finance, facilities and related overhead. DonTech profits are shared equally between the partners. During the term of the partnership agreement, neither partner may compete directly against the business of DonTech without the consent of the Board of Directors.

A Board of Directors (the “Board”) was appointed to administer the activities of the partnership. From time to time during the term of the partnership, the Board may call for additional capital contributions in equal amounts from each of the partners if, in the opinion of the Board, additional capital is required for the operation of the partnership.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid investments with an initial maturity date of three months or less. The carrying value of cash equivalents approximates fair value due to their short-term nature.

Revenue Recognition. Revenue is comprised of sales commissions reflected net of provisions (capped at 6.1% per annum subject to certain exclusions) and is recognized upon execution of contracts for the sale of advertising. Greater than 99% of DonTech’s revenue is generated from DonTech’s sales agency agreement with API/IL.

Fixed Assets. Fixed assets are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Upon asset retirement or other disposition, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the statement of operations. Amounts incurred for repairs and maintenance are charged to operations.

Postretirement Benefits Other than Pensions. DonTech provides postretirement benefits consisting mainly of life and health insurance to substantially all employees and their dependents. The accrual method of accounting is utilized for postretirement healthcare and life insurance benefits.

Income Taxes. No provision for income taxes is made as the proportional share of partnership income is the responsibility of the individual partners.

Concentration of Credit Risk. Financial instruments which potentially subject DonTech to a concentration of credit risk consist principally of commission receivable. DonTech’s commission receivable is due from one of its partners (SBC). Collateral is not required.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

Effects of Recent Accounting Pronouncements. In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 (revised 2003) amends the disclosure requirements of SFAS 132 to require more complete information about pension and postretirement benefits. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. DonTech has adopted the disclosure provisions of SFAS No. 132 (revised 2003) as of December 31, 2003.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces prescription drug care benefits under Medicare and also allows for certain sponsors of postretirement benefit plans with a drug benefit to receive a non-taxable federal subsidy if certain criteria are met. In response to the passage of this legislation, on January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Act. In accordance with the FSP, DonTech has elected to defer accounting for any effects of the Act and accordingly, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements and as disclosed in Note 8 — Postretirement Benefits Other than Pensions do not reflect the effects of the Act on DonTech’s plan. Authoritative guidance on the accounting for the federal subsidy is currently being considered by the FASB that, when issued, could require DonTech to change previously reported information.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 are effective for fiscal periods beginning after June 15, 2003. Adoption of EITF Issue No. 00-21 on January 1, 2004 is not expected to have a material impact on DonTech’s results of operations or financial position.

In December 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) 51 (revised December 2003). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. FIN 46 is effective for VIEs created after December 31, 2003 and is effective for all other VIEs in the first reporting period beginning after December 15, 2004. The adoption of FIN 46 is not expected to have a significant effect on DonTech’s financial position or results of operations.

3.	Fixed Assets

Fixed assets consist of the following at December 31:

	2003	2002
Furniture and fixtures	$7,109	$7,178
Computers and software	5,913	16,508
Leasehold improvements	1,969	1,969

	14,991	25,655
Less accumulated depreciation and amortization	(9,314)	(19,619)

Net fixed assets and computer software	$5,677	$6,036

Depreciation and amortization expense for the three years ended December 31, 2003, 2002 and 2001 was $1,603, $1,702 and $2,360, respectively. During the year ended December 31, 2003, DonTech disposed of fixed assets with a cost of $12,118. The assets disposed had a net book value of $205 resulting in a loss on disposal which is reflected in the statement of operations.

4.	Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2003	2002
Accrued bonuses, commissions and other employee expenses	$5,521	$4,657
Accrued postretirement benefits other than pensions	3,718	3,599
Deferred compensation	466	1,350
Other accrued liabilities	199	34

Total	$9,904	$9,640

5.	Related Party Transactions

DonTech purchases insurance services from R.H. Donnelley and general ledger and purchasing services from SBC. Payments made to R.H. Donnelley for insurance services totaled $837, $510 and $442 in 2003, 2002 and 2001, respectively. Payment made to SBC for general ledger and purchasing services were insignificant in each of the three years in the period ended December 31, 2003.

DonTech also provides facility space for certain employees of SBC under an agreement entered into in 1998 (see Note 6).

6.	Contingencies and Commitments

DonTech leases certain office facilities under noncancelable lease arrangements. Rent expense under these operating leases was approximately $2,232, $2,254 and $2,223 for 2003, 2002 and 2001, respectively.

During 2000, DonTech entered into a sublease agreement with SBC whereby DonTech received $58, $56 and $54 of sublease rental income from SBC during 2003, 2002 and 2001, respectively.

The future minimum lease payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2003 are as follows:

December 31, 2004	$4,168
2005	4,236
2006	4,220
2007	3,930
2008 and thereafter	9,532

Total	$26,086

During 2002, DonTech renegotiated the lease for its headquarters facility, which was originally scheduled to terminate on January 31, 2010. The renegotiated lease extends the terms of the agreement two additional years (through January 31, 2012) in exchange for certain cash concessions totaling $1,579. Cash concessions received in connection with the amended lease have been recorded as deferred rent credits in the balance sheet and are being recognized on a straight-line basis as a reduction to rent expense over the lease term. At December 31, 2003, the long-term deferred credit related to these concessions was $1,435. In connection with the renegotiation of the lease, DonTech incurred brokers fees of $669 which have been reflected in the balance sheet as a non-current other asset as of December 31, 2003. These fees are being amortized to rent expense over the lease term.

In September 1998, DonTech entered into a maintenance service agreement with Ameritech Advertising Services to provide certain maintenance services pertaining to telecommunications support, including parts, to DonTech. This agreement was set to expire in September 2003. In September 2003, DonTech entered into a new agreement with SBC Global Services for the provision of these maintenance services. The new agreement has a five-year term expiring in August 2008. According to the terms of the agreement, DonTech’s remaining obligation as of December 31, 2003 is $617.

7.	Employee Retirement and Profit Participation Plans

DonTech sponsors a defined benefit pension plan covering substantially all of its employees (the “Principal Plan”). The benefits to be paid to employees are based on years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service. Pension costs are determined using the projected unit credit actuarial cost method. DonTech’s funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required to be made in 2003, 2002 or 2001. The Principal Plan’s assets are invested in equity funds and, debt securities fixed income funds and real estate. DonTech uses a measurement date of December 31 for the majority of its plan assets.

DonTech also has an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan).

The following provides a reconciliation of benefit obligations, plan assets, and the funded status of the Principal Plan and PBEP (the “Plans”)

	Retirement Plans
	2003	2002
Change in benefit obligation
Projected benefit obligation, beginning of year	$29,230	$26,280
Service cost	1,208	1,262
Interest cost	1,947	1,903
Benefits paid	(1,269)	(975)
Actuarial loss	3,929	278
Effect of plan amendments, assumption changes and other charges	37	638
Plan curtailment	—	(156)

Projected benefit obligation, end of year	$35,082	$29,230

Change in plan assets
Market value of assets, beginning of year	$26,899	$30,026
Benefit payments	(1,269)	(975)
Contributions	190	64
Actual return on assets	5,965	(2,216)

Market value of assets, end of year	$31,785	$26,899

Funded status of plans	$(3,297)	$(2,330)
Unrecognized net loss	9,239	9,750
Unrecognized prior service costs	619	781
Additional minimum pension liability	(441)	—

Prepaid pension cost	$6,120	$8,201

Prepaid benefit cost	$7,199	$8,819
Accrued liability	(987)	(618)
Accumulated other comprehensive income	349	—

Net amount recognized	$6,120	$8,201

The accumulated benefit obligation for the Principal Plan and PBEP was $30,572 and $24,472 at December 31, 2003 and 2002, respectively.

Net periodic pension cost for the Plan in 2003, 2002 and 2001 includes the following components:

	2003	2002	2001
Service cost	$1,208	$1,262	$1,116
Interest cost	1,947	1,903	1,765
Expected return on assets	(2,180)	(2,791)	(3,282)
Amortization of net gain	655	263	4
Amortization of unrecognized prior service cost	107	291	426
Adjustment	92	—	—
Curtailment loss	—	58	—

Total pension cost	$1,829	$986	$29

Assumptions used to determine the benefit obligation are as follows:

	2003	2002	2001
Discount rate	6.00%	6.50%	7.25%
Weighted average compensation increases	3.66%	3.91%	3.91%
Expected long-term rate of return	8.25%	9.75%	10.50%

Assumptions used to determine the net periodic benefit cost are as follows:

	2003	2002	2001
Discount rate	6.50%	7.25%	7.50%
Expected long-term rate of return	8.25%	9.75%	10.50%
Weighted average compensation increases	3.66%	3.91%	3.91%

The Principal Plan participates in a Master Trust along with R.H. Donnelley, the assets of which are administered by The Northern Trust Company. A total return investment approach is used to maximize the long-term return on plan assets at a prudent level of risk. The Principal Plan’s target asset allocation is 65% equity securities and 35% debt securities. The target allocation is controlled by periodic rebalancing back to target. Principal Plan assets are invested using a combination of active and passive (indexed) investment strategies.

The Principal Plan’s equity securities are diversified across U.S. and non-U.S. stocks. The Principal Plan’s debt securities are diversified principally among securities issued or guaranteed by the United States government or its agencies, mortgage-backed securities, including collateralized mortgage obligations, investment-grade corporate debt obligations and dollar-denominated obligations issued in the U.S. and by non-U.S. banks and corporations.

Investment risk is controlled through diversification among asset classes, managers and securities. Risk is further controlled at the investment manager level by requiring active managers to follow formal written investment guidelines. Investment results are measured and monitored on an ongoing basis, and quarterly investment reviews are conducted. The Principal Plan’s U.S. investment manager is prohibited from investing Principal Plan assets in equity or debt securities issued or guaranteed by R.H. Donnelley. However, the Principal Plan may hold R.H. Donnelley stock if it is part of a total U.S. equity market index fund in which the Principal Plan invests.

The weighted-average asset allocation of the Principal Plan at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets at December 31
	2003	2002
Equity securities	67%	62%
Debt securities	33%	38%

Total	100%	100%

DonTech does not expect to make significant contributions to the Principal Plan or the PBEP in 2004.

For 2004, DonTech will use a rate of 8.25% as the expected long-term rate of return assumption on plan assets for the Plans. This assumption is based on the plans’ target asset allocation of 65% equity securities and 35% debt securities. It reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. Although DonTech reviews its expected long-term rate of return assumption annually, DonTech’s plan performance in any one particular year does not, by itself, significantly influence its evaluation. DonTech’s assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

Additionally, DonTech offers a defined contribution savings plan (the “Profit Plan”) to substantially all employees and contributes fifty cents for each dollar contributed by a participating employee, up to a maximum of 6% of the participant’s compensation including salary, commission and short-term bonus. DonTech also makes contributions to the Profit Plan contingent upon the attainment of financial goals set in advance as defined in the Profit Plan agreement. There were no contributions made based upon the attainment of any financial goals for any of the periods presented. The matching contributions made to the plan were $861, $876 and $944 in 2003, 2002 and 2001, respectively.

8.	Postretirement Benefits Other than Pensions

DonTech provides postretirement healthcare and life insurance benefits to certain retired employees and their dependents.

The following provides a reconciliation of benefit obligations, plan assets, and the funded status of the health and life insurance plans.

Change in benefit obligation:

	Retirement Plans
	2003	2002
Change in benefit obligation
Benefit obligation, beginning of year	$4,690	$4,052
Service cost	134	157
Interest cost	299	286
Plan participants’ contributions	59	47
Amendments	(264)	—
Actuarial gain (loss)	434	390
Other	8	—
Benefits paid	(472)	(242)

Benefit obligation, end of year	$4,888	$4,690

Change in plan assets
Market value of assets, beginning of year	$—	$—
Employer contributions	413	195
Plan participants’ contributions	59	47
Benefits paid	(472)	(242)

Market value of assets, end of year	$—	$—

Funded status of benefit obligations	$4,888	$4,690
Unrecognized actuarial loss	(1,404)	(1,022)
Unrecognized prior service costs	264	(69)

Accrued cost	$3,748	$3,599

Net periodic postretirement benefit costs for 2003, 2002 and 2001 included the following components:

	2003	2002	2001
Service cost	$134	$157	$126
Interest expense	299	286	261
Amortization of prior service cost	69	97	97
Amortization of unrecognized loss.	53	23	1
Other	8	—	—

Total pension cost	$563	$563	$485

The discount rate used in determining the benefit obligation as of December 31, 2003 and 2002 was 6.0% and 6.5%, respectively. The assumed healthcare cost trend rate used in measuring the benefit obligation as of December 31, 2003 and 2002 was 9.5% and 10%, respectively. The rates are assumed to decrease gradually to 5.0% for 2011 and remain at that level thereafter.

Increasing or decreasing the healthcare cost trend rates by one percentage point would not have had a material effect on the net periodic postretirement expense for the year ended December 31, 2003. A one percentage point increase would have increased the benefit obligation at December 31, 2003 by $277. A one percentage point decrease would have decreased the benefit obligation at December 31, 2003 by $252.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in, or disagreements with, the Company’s independent auditors for the three-year period ended December 31, 2003.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of December 31, 2003 , of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to the sections entitled “Board of Directors” and “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission prior to March 31, 2004, except that “Executive Officers of the Registrant” on page 10 of this Report responds to Item 401(b), (d) and (e) of Regulation S-K with respect to executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to the section entitled “Director and Executive Compensation” in the Company’s Proxy Statement to be filed prior to March 31, 2004 with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information in response to this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed prior to March 31, 2004 with the Securities and Exchange Commission, except that “Equity Compensation Plan Information” on page 18 of this Report responds to Item 201(d) of Regulation S-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to the section entitled “Director and Executive Compensation-Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement to be filed prior to March 31, 2004 with the Securities and Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item is incorporated by reference to the sections entitled “Board of Directors-Committees of the Board of Directors - Audit and Finance Committee” and “Report of the Audit and Finance Committee on Financial Reporting - Fees” in the Company’s Proxy Statement to be filed prior to March 31, 2004 with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)(1) and (2) — List of financial statements and financial statement schedules

The following consolidated financial statements of the Company are included under Item 8:

     Consolidated Balance Sheets at December 31, 2003 and 2002
     Consolidated Statements of Operations for the three years ended December 31, 2003
     Consolidated Statements of Cash Flows for the three years ended December 31, 2003
     Consolidated Statements of Changes in Shareholders’ Deficit for the three years ended December 31, 2003
     Notes to Consolidated Financial Statements

The following financial statements for DonTech are included under Item 8:

     Balance Sheets at December 31, 2003 and 2002
     Statements of Partners’ Capital for the three years ended December 31, 2003
     Statements of Operations for the three years ended December 31, 2003
     Statements of Cash Flows for the three years ended December 31, 2003
     Notes to Financial Statements

Financial statement schedules for the Company have not been prepared because the required information has been included in the Company’s consolidated financial statements, included in Item 8 of this Annual Report.

     (B) Reports on Form 8-K:

On October 29, 2003, the Company furnished a Current Report on Form 8-K disclosing under Item 12 certain financial results of the Company for the three and nine months ended September 30, 2003 and attached a copy of its related press release as Exhibit 99.1.

On November 20, 2003, the Company furnished a Current Report on Form 8-K disclosing under Item 9 that on November 20, 2003 certain members of senior management of the Company were scheduled to make a presentation to investors and securities analysts at the New York Stock Exchange. During its presentation at that conference, management intended to present a slide presentation. The Company attached a copy of the slide presentation as Exhibit 99.1.

On November 20, 2003, the Company furnished a Current Report on Form 8-K disclosing under Item 9 that on November 20, 2003 certain members of senior management of the Company were scheduled to make a presentation to investors and securities analysts at the New York Stock Exchange. During its presentation at that conference, management intended to present a slide presentation. This slide presentation was in addition to the slide presentation furnished on a separate Current Report on Form 8-K also furnished on November 20, 2003. The Company attached a copy of the slide presentation as Exhibit 99.1.

On February 26, 2004, the Company furnished a Current Report on Form 8-K disclosing under Item 12 certain financial results of the Company for the three months and year ended December 31, 2003 and attached a copy of its related press release as Exhibit 99.1.

On February 26, 2004, the Company furnished a Current Report on Form 8-K disclosing under Item 9 that management intended to discuss certain aspects of an amendment to the Company’s Credit Agreement dated December 8, 2002 during the investor teleconference scheduled for February 27, 2004. The Company attached a copy of Amendment No. 1 to the Credit Agreement as Exhibit 99.1.

On March 8, 2004, the Company furnished a Current Report on Form 8-K disclosing under Item 9 that certain members of senior management of the Company were scheduled to make a presentation at a media industry conference and that management intended to make a slide presentation. The Company attached a copy of the slide presentation as Exhibit 99.1.

     (C) Exhibits:

Exhibit No.	Document

2.1	Stock Purchase Agreement, dated as of September 21, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155). The Company agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.

2.2	Supplemental Agreement to Stock Purchase Agreement, dated as of December 31, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155). The Company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

2.3	Preferred Stock and Warrant Purchase Agreement, dated as of September 21, 2002, among R.H. Donnelley Corporation and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)

3.3	Certificate of Incorporation of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

3.4	By-laws of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

3.5	Certificate of Designations of Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

3.6	Certificate of Designations of Series B-1 Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.1 to the Current Report Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

4.1	Indenture, dated as of June 5, 1998, among R.H. Donnelley Inc., as Issuer, the Company, as Guarantor, and the Bank of New York, as Trustee, with respect to the 91/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

Exhibit No.	Document

4.2	Form of the 91/8% Senior Subordinated Notes due 2008 (included in Exhibit 4.1)

4.3	Company Guarantee (included in Exhibit 4.1)

4.4	First Supplemental Indenture, dated as of November 25, 2002, among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 91/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 2002, Commission File No. 001-07155)

4.5	Second Supplemental Indenture, dated as of December 20, 2002, among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley Acquisitions II, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 91/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002, Commission File No. 001-07155)

4.6	Third Supplemental Indenture, dated as of December 20, 2002 (operative as of January 3, 2003), among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley Acquisitions II, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 91/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, Commission File No. 001-07155)

4.7	Rights Agreement, dated as of October 27, 1998, between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Commission File No. 001-07155)

4.8	Amendment No. 1 to Rights Agreement, dated as of February 26, 2001, by and among R.H. Donnelley Corporation, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

4.9	Amendment No. 2 to Rights Agreement, dated as of September 21, 2002, between the Company and The Bank of New York, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

4.10	Form of Warrant Agreement, dated as of November 25, 2002, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

4.11	Form of Warrant Agreement, dated January 3, 2003, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

Exhibit No.	Document

4.12	Registration Rights Agreement, dated as of November 25, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

4.13	Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 87/8% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.14	Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 87/8% Senior Notes due 2010 (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.15	Form of 87/8% Senior Notes due 2010 (included in Exhibit 4.13)

4.16	Guarantees relating to the 87/8% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.17	Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 107/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.18	Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 107/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.19	Form of 107/8% Senior Subordinated Notes due 2012 (included in Exhibit 4.17)

4.20	Guarantees relating to the 107/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.21*	Second Supplemental Indenture dated as of January ___, 2004 among R.H. Donnelley Inc., as Issuer, the Company and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10 7/8% Senior Subordinated Notes due 2012

10.1	Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on June 30, 1998, Commission File No. 001-07155)

Exhibit No.	Document
10.2	Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on June 30, 1998, Commission File No. 001-07155)

10.3	DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.4*	Amendment No. 1 to DonTech II Partnership Agreement dated as of January 28, 2000 between R.H. Donnelley Inc. and Ameritech Publishing of Illinois, Inc.

10.5	Revenue Participation Agreement, dated as of August 19, 1997, by and between APIL Partners Partnership and R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.6	Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.7	Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.8	Agreement for Publishing Services, dated as of January 1, 2002 between Ameritech Publishing Inc. and R.H. Donnelley Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, filed with the Securities and Exchange Commission on May 10, 2002, Commission File No. 001-07155)

10.9	Limited Liability Company Agreement of CenDon, L.L.C. dated April 27, 2000 between R.H. Donnelley Inc. and Centel Directory Company (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.10	Sales Agency Agreement dated as of April 27, 2000 among R.H. Donnelley Inc., Centel Directory Company and CenDon, L.L.C. (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

Exhibit No.	Document
10.11	Agreement for Publishing Services dated as of April 27, 2000 between R.H. Donnelley and CenDon, L.L.C. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.12^	Key Employees’ Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.13^	1991 Key Employees’ Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000, filed with the Securities and Exchange Commission on November 13, 2000, Commission File No. 001-07155)

10.14^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000, Commission File No. 001-07155)

10.15^	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.16^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.17^	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.02 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.18^	Form of Annual Incentive Program Award (incorporated by reference to Exhibit 99.03 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.19^	Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.20^	Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

10.21^	Employment Agreement effective as of May 1, 2002 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

Exhibit No.	Document
10.22^	Employment Agreement effective September 21, 2002 between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2002, filed with the Securities and Exchange Commission on November 12, 2002, Commission File No. 001-07155)

10.23^	Employment Agreement effective March 1, 2002 between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.24^	Separation Agreement and Release dated as of July 25, 2003 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003, Commission File No. 001-07155)

10.25^	Employment Agreement dated as of September 26, 2000 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.26^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.27^	Employment Agreement dated as of January 1, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.28^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.29	Letter Agreement, dated as of November 25, 2002, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

10.30	Letter Agreement dated as of January 3, 2003 among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.31	Letter Agreement, dated as of July 22, 2003 among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003, Commission File No. 001-07155)

Exhibit No.	Document
10.32	Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.33	Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.34	Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.35	Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.36	Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.37	Credit Agreement, dated as of December 6, 2002, among the Company, R.H. Donnelley Inc., R.H. Donnelley Finance Corporation II (subsequently merged with and into R.H. Donnelley Inc.), the several lenders from time to time party thereto, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as joint documentation agents, Deutsche Bank Trust Company Americas, as administrative agent, and Deutsche Bank Securities Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

Exhibit No.	Document
10.38	First Amendment, dated as of December 5, 2003, among the Company, R.H. Donnelley Inc., the financial institutions parties thereto, Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent, to the Credit Agreement, dated as of December 6, 2002 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2004, Commission File No. 001-07155)

21*	Subsidiaries of the Company

23*	Consent of Independent Accountants

31.1*	Certification of Annual Report on Form 10-K for the year ended December 31, 2003 under Section 302 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer

31.2*	Certification of Annual Report on Form 10-K for the year ended December 31, 2003 by Steven M. Blondy, Senior Vice President and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

31.3*	Certification of Annual Report on Form 10-K for the year ended December 31, 2003 by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.4*	Certification of Annual Report on Form 10-K for the year ended December 31, 2003 by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Annual Report on Form 10-K for the year ended December 31, 2003 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steve M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

32.2*	Certification of Annual Report on Form 10-K for the year ended December 31, 2003 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steve M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith

^	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2004.

R.H. Donnelley Corporation
By:	/s/ David C. Swanson
David C. Swanson,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.

/s/ David C. Swanson (David C. Swanson)	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004
/s/ Steven M. Blondy (Steven M. Blondy)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004
/s/ William C. Drexler (William C. Drexler)	Vice President and Controller (Principal Accounting Officer)	March 12, 2004
/s/ Kenneth G. Campbell (Kenneth G. Campbell)	Director	March 12, 2004
/s/ Nancy E. Cooper (Nancy E. Cooper)	Director	March 12, 2004
/s/ Robert R. Gheewalla (Robert R. Gheewalla)	Director	March 12, 2004
/s/ Robert Kamerschen (Robert Kamerschen)	Director	March 12, 2004
/s/ Terence M. O’Toole (Terence M. O’Toole)	Director	March 12, 2004
/s/ Carol J. Parry (Carol J. Parry)	Director	March 12, 2004
/s/ David M. Veit (David M. Veit)	Director	March 12, 2004
/s/ Barry Lawson Williams (Barry Lawson Williams)	Director	March 12, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2004.

R.H. Donnelley Inc.

By:	/s/ David C. Swanson
David C. Swanson,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.

/s/ David C. Swanson) (David C. Swanson)	Director, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ Steven M. Blondy (Steven M. Blondy)	Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004

/s/ William C. Drexler (William C. Drexler)	Vice President and Controller (Principal Accounting Officer)	March 12, 2004

/s/ Robert J. Bush (Robert J. Bush)	(Director)	March 12, 2004