Form 10-K/A
period 2004-12-31
DONNELLEY R H INC; R H DONNELLEY CORP
filed 2005-05-09
CIK 1065310, 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

For Annual and Transition Reports Pursuant
to Sections 13 or 15(d) of the Securities Exchange Act of 1934

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

Commission file number 001-07155

R.H. DONNELLEY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2740040

(State of Incorporation)	(IRS Employer Identification No.)

1001 Winstead Drive, Cary, N.C.	27513

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code                          (919) 297-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, par value $1 per share	New York Stock Exchange

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
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).
Yes ☑ No ☐

(continued)

The aggregate market value at June 30, 2004, the last day of our most recently completed second quarter, of shares of the Registrant’s common stock (based upon the closing price per share of $43.74 of such stock on The New York Stock Exchange on such date) held by non-affiliates of the Registrant was approximately $1,368,355,000. At June 30, 2004, there were 31,283,832 outstanding shares of the Registrant’s common stock, not including any shares of common stock beneficially owned by The Goldman Sachs Group, Inc. The aggregate market value at March 4, 2005 of shares of the Registrant’s common stock (based upon the closing price per share of $61.45 of such stock on The New York Stock Exchange on such date) held by non-affiliates of the Registrant was approximately $1,927,492,871. For purposes of both of these calculations, only those shares held by directors and executive officers of the Registrant and shares beneficially owned by The Goldman Sachs Group, Inc. have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant. At March 4, 2005, there were 31,572,110 outstanding shares of the Registrant’s common stock, including only 3,158 shares of common stock beneficially owned by The Goldman Sachs Group, Inc.

Commission file number 333-59287

R.H. DONNELLEY INC. *
(Exact name of registrant as specified in its charter)

Delaware	36-2467635

(State of Incorporation)	(IRS Employer Identification No.)

1001 Winstead Drive, Cary, N.C.	27513

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code                          (919) 297-1600

* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. meets the conditions set forth in General Instructions I 1(a) and (b) of Form 10-K and is therefore filing this report with respect to R.H. Donnelley Inc. with the reduced disclosure format. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9.125% Senior Subordinated Notes, which Notes were redeemed in full on February 6, 2004. In addition, R.H. Donnelley Inc. is the obligor of 8.875% Senior Notes due 2010 and 10.875% Senior Subordinated Notes due 2012 and is now subject to the filing requirements of Section 15(d) as a result of such notes. As of May 1, 2005, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

INTRODUCTORY NOTE

This Amendment No. 1 (this “Amendment”) to R.H. Donnelley Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004 (“Form 10-K”) is being filed to correct certain misstatements (as further described below) in the audited financial statements of two subsidiaries (identified below) of the Company that had been included under Item 8 in the Form 10-K that resulted from a clerical error (as further descried below). As described in the Form 10-K, the Company was required to include audited financial statements for these two (and certain other) subsidiaries in the Form 10-K pursuant to Rule 3-16 of Regulation S-X. As described in the Form 10-K, the audited financial statements of these subsidiaries were included in the Form 10-K only because our Senior Notes became secured by the capital stock or equity interests of such subsidiaries in connection with the SBC Directory Acquisition. Capitalized terms used without definition have the meanings given to such terms in the Form 10-K.

Because the clerical error related entirely to intercompany transactions that were eliminated in consolidation, the other subsidiary financial statements included in the Form 10-K and the consolidated financial statements of the Company included in the Form 10-K are not being amended and restated hereby. Because the audited financial statements for these two subsidiaries are being amended and restated in this Amendment, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment must set forth the full text of Item 8 as amended. Therefore, all audited financial statements of the Company and its subsidiaries initially filed in the Form 10-K under Item 8 are being re-filed under Item 8 in this Amendment. Because the audit report of PricewaterhouseCoopers LLP, which is being re-filed in Item 8 of this Amendment, refers to Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”), we are providing you with the Management Report. The Management Report was initially included at the end of Item 7 in the Form 10-K. In this Amendment, Management’s Report is included in Item 8. Management’s Report has not been modified in any way and the clerical errors described herein have no impact on the conclusions of management as of December 31, 2004 as set forth in Management’s Report included in the Form 10-K.

The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment. Except for the matters referred to herein, this Amendment does not reflect events occurring after the filing of the Form 10-K and does not modify or update the disclosures therein in any way, other than as described herein. Moreover, none of the audited financial statements have been revised, edited or changed in any way, other than the audited financial statements of R.H. Donnelley Publishing & Advertising of Illinois Partnership (“PAIL Partnership”) and R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (“PAIL Holdings”), which have been amended and restated in their entirety.

Background

PAIL Holdings owns 99% of PAIL Partnership and R.H. Donnelley, Inc. (“RHDI”) owns the remaining 1% of PAIL Partnership. PAIL Holdings is wholly owned by RHDI, which in turn is wholly owned by the Company. Subsequent to the SBC Directory Acquisition, PAIL Partnership manages and operates the publishing and distribution of SBC-branded Yellow Pages and White Pages directories in Illinois and Northwest Indiana. PAIL Partnership is the successor to Ameritech Publishing of Illinois Partners Partnership (“APIL Partners”), an indirect wholly owned subsidiary of SBC, which formerly operated and managed the SBC Directory Business.

PAIL Partnership recognizes revenues principally from the sale of directory advertising into the Company’s SBC-branded Yellow Pages and White Pages directories. Revenue from the sale of such advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is normally 12 months (the “deferral and amortization method”). Similarly, costs directly related to the selling and production of directories are initially deferred when incurred and recognized ratably over the life of a directory. Included in those costs deferred and amortized by PAIL Partnership are expenses incurred under the Revenue Participation Agreement between APIL Partners and R.H. Donnelley APIL, Inc (“RHD APIL”), as assignee of RHDI. Under the terms of the Revenue Participation Agreement, historically APIL Partners had paid a revenue participation income to RHD APIL. In connection with the SBC Directory Acquisition, PAIL Partnership, as successor to APIL Partners, began paying this revenue participation income to its affiliate, RHD APIL.

Subsequent to the issuance of the Company's Form 10-K, the Company discovered that, due to a clerical error in the deferral and amortization calculation, the monthly costs recorded by PAIL Partnership related to the Revenue Participation Agreement for each of the months from September 2004 through December 2004 were overstated. Consequently, $5.5 million of such costs were expensed in the four months ended December 31, 2004 as compared to $0.7 million that should have been expensed during that period, a difference of $4.8 million. As further described in Note 2 to each of the audited financial statements of PAIL

Partnership and PAIL Holdings contained herein, the correction of this misstatement decreased the reported net loss of PAIL Partnership and PAIL Holdings by $4.8 million and $3.0 million, respectively.

Again, because the clerical error related entirely to intercompany transactions that were eliminated in consolidation, the other subsidiary financial statements included in the Form 10-K and the consolidated financial statements of the Company included in the Form 10-K are not being amended hereby.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

The management of R.H. Donnelley is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting within the meaning of Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in the financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

Management has excluded from its assessment of the Company’s internal control over financial reporting as of December 31, 2004 certain elements of the internal control over financial reporting of the directory publishing business of SBC Communications, Inc. in Illinois and Northwest Indiana that the Company acquired in September 2004 because this acquisition represented a material purchase business combination. Subsequent to the acquisition, certain elements of the acquired businesses’ internal control over financial reporting and related functions, processes and systems were integrated into the Company’s existing internal control over financial reporting and related functions, processes and systems. Those elements of the acquired businesses’ internal control over financial reporting that were not integrated into the Company’s existing internal control over financial reporting have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004.

The excluded elements represent controls over accounts representing less than 6% of each of our consolidated assets, 4% of the consolidated liabilities, 5% of the consolidated revenues and 15% of the consolidated operating expenses for the year ended December 31, 2004. See “Adjusted and Pro Forma Amounts and Other Non-GAAP Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 in the Form 10-K for disclosure of full year adjusted pro forma revenue of the acquired business and the Company on a consolidated basis.

Management assessed the effectiveness of R.H. Donnelley’s internal controls over its financial reporting as of December 31, 2004. In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control – Integrated Framework.

Based on its assessment, management has concluded that as of December 31, 2004, the Company’s internal control over financial reporting is effective based on the COSO criteria. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears on page F-3.

INDEX TO FINANCIAL STATEMENTS

Page

R.H. DONNELLEY CORPORATION

Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets at December 31, 2004 and 2003	F-5
Consolidated Statements of Operations for the three years ended December 31, 2004	F-6
Consolidated Statements of Cash Flows for the three years ended December 31, 2004	F-7
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three years ended December 31, 2004	F-8
Notes to Consolidated Financial Statements	F-9

R.H. DONNELLEY PUBLISHING & ADVERTISING, INC.(1)

Report of Independent Registered Public Accounting Firm	F-48
Balance Sheets at December 31, 2004 and 2003	F-49
Statements of Operations for the two years ended December 31, 2004	F-50
Statements of Cash Flows for the two years ended December 31, 2004	F-51
Statements of Changes in Shareholders’ Equity (Deficit) for the two years ended December 31, 2004	F-52
Notes to Financial Statements	F-53

Report of Independent Auditors	F-62
Combined Consolidated Balance Sheet at December 31, 2002	F-63
Combined Consolidated Statement of Income for the year ended December 31, 2002	F-64
Combined Consolidated Statement of Cash Flows for the year ended December 31, 2002	F-65
Combined Consolidated Statement of Shareholders’ Equity for the year ended December 31, 2002	F-66
Notes to Combined Consolidated Financial Statements	F-67

R.H. DONNELLEY APIL, INC.(1)

Report of Independent Registered Public Accounting Firm	F-74
Balance Sheets at December 31, 2004 and 2003	F-75
Statements of Operations for the three years ended December 31, 2004	F-76
Statements of Cash Flows for the three years ended December 31, 2004	F-77
Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2004	F-78
Notes to Financial Statements	F-79

DONTECH II PARTNERSHIP(1)

Report of Independent Registered Public Accounting Firm	F-82
Report of Independent Registered Public Accounting Firm	F-83
Balance Sheets at December 31, 2004 and 2003	F-84
Statements of Operations for the four months ended December 31, 2004, eight months ended August 31, 2004 and two years ended December 31, 2003	F-85
Statements of Cash Flows for the four months ended December 31, 2004, eight months ended August 31, 2004 and two years ended December 31, 2003	F-86
Statements of Changes in Partners’ Capital for the four months ended December 31, 2004, eight months ended August 31, 2004 and two years ended December 31, 2003	F-87
Notes to Financial Statements	F-88

(1)	The audited financial statements of these subsidiaries and their predecessors have been included in our Annual Report on Form 10-K/A pursuant to Rule 3-16 of Regulation S-X because our Senior Notes became secured by the capital stock or equity interests of such subsidiaries in connection with the SBC Directory Acquisition.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
R.H. Donnelley Corporation:
      We have completed an integrated audit of R.H. Donnelley Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of R.H. Donnelley Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of the directory publishing business that the Company acquired from SBC Communications, Inc. from its assessment of the Company’s internal control over financial reporting as of December 31, 2004 because the directory publishing business was acquired by the Company in a purchase business combination during 2004. Subsequent to the acquisition, certain elements of the acquired directory publishing businesses’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. We have also excluded these elements of the internal control over financial reporting of the acquired directory publishing business from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over accounts of approximately 6% of consolidated assets, 4% of consolidated liabilities, 5% of the consolidated revenues and 15% of the consolidated operating expenses.
/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
March 16, 2005

R.H. DONNELLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

(in thousands, except share and per share data)	2004	2003

Assets
Current Assets
Cash and cash equivalents	$10,755	$7,722
Accounts receivable
Billed	112,107	49,203
Unbilled	376,419	173,734
Allowance for doubtful accounts and sales claims	(33,093)	(11,956)

Net accounts receivable	455,433	210,981
Deferred directory costs	116,517	33,035
Other current assets	40,604	32,853

Total current assets	623,309	284,591
Fixed assets and computer software, net	37,686	20,624
Partnership investment	—	175,729
Other non-current assets	102,628	95,583
Intangible assets, net	2,905,330	1,865,167
Goodwill	309,969	97,040

Total Assets	$3,978,922	$2,538,734

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$80,362	$33,502
Deferred directory revenue	381,424	216,525
Current portion of long-term debt	162,011	49,586

Total current liabilities	623,797	299,613
Long-term debt	2,965,331	2,042,547
Deferred income taxes, net	118,820	33,629
Other non-current liabilities	36,878	20,967

Total liabilities	3,744,826	2,396,756
Commitments and contingencies
Redeemable convertible preferred stock (liquidation value of $234,886 for 2004 and $216,998 for 2003)	216,111	198,223
Shareholders’ Equity (Deficit)
Common stock, par value $1 per share, authorized — 400,000,000 shares; issued — 51,621,894 shares	51,622	51,622
Additional paid-in capital	107,238	92,610
Unamortized restricted stock	(135)	(531)
Warrants outstanding	13,758	13,758
Retained earnings (accumulated deficit)	3,855	(49,954)
Treasury stock, at cost, 20,137,361 shares for 2004 and 20,589,520 shares for 2003	(163,603)	(163,741)
Accumulated other comprehensive income (loss)	5,250	(9)

Total shareholders’ equity (deficit)	17,985	(56,245)

Total Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)	$3,978,922	$2,538,734

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

(in thousands, except per share data)	2004	2003	2002

Gross revenue	$609,628	$258,790	$75,809
Sales allowances	(6,512)	(2,345)	(403)

Net revenue	603,116	256,445	75,406
Expenses
Operating expenses	263,150	159,244	48,021
General and administrative expenses	59,537	52,948	12,027
Depreciation and amortization	66,648	65,779	6,249

Total expenses	389,335	277,971	66,297
Partnership income	77,967	114,052	136,873

Operating income	291,748	92,526	145,982
Interest expense, net	(175,530)	(180,020)	(33,548)
Other income (expense), net	—	1,523	(451)

Income (loss) before income taxes	116,218	(85,971)	111,983
Provision (benefit) for income taxes	45,906	(36,018)	44,806

Net income (loss)	70,312	(49,953)	67,177
Preferred dividend	21,791	58,397	24,702

Income (loss) available to common shareholders	$48,521	$(108,350)	$42,475

Earnings (loss) per share
Basic	$1.19	$(3.53)	$1.42

Diluted	$1.15	$(3.53)	$1.40

Shares used in computing earnings (loss) per share
Basic	31,268	30,683	29,643

Diluted	32,616	30,683	30,298

Comprehensive Income (Loss)
Net income (loss)	$70,312	$(49,953)	$67,177
Unrealized gain (loss) on interest rate swaps, net of tax	5,774	(9)	2,330
Minimum pension liability adjustment	(515)	—	—

Comprehensive income (loss)	$75,571	$(49,962)	$69,507

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

(in thousands)	2004	2003	2002

Cash Flows from Operating Activities
Net income (loss)	$70,312	$(49,953)	$67,177
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,648	65,779	6,249
Deferred income tax	71,461	(40,230)	8,151
Loss on disposal of assets	85	—	—
Provision for (benefit from) bad debts	14,927	(1,517)	2,897
Other non-cash charges	16,833	6,408	1,746
Restructuring and special benefit	—	—	(6,694)
Investment impairment charge	—	—	2,000
Gain on disposition of businesses, net of tax	—	—	(659)
(Gain) loss on hedging activities	—	(1,523)	1,523
Changes in assets and liabilities, net of effects from acquisitions:
Cash in excess of partnership income	1,426	10,240	6,754
(Increase) decrease in accounts receivable	(51,858)	77,381	(5,052)
(Increase) decrease in other assets	(49,897)	(31,950)	(13,855)
Increase (decrease) in accounts payable and accrued liabilities	28,219	(11,868)	(19,014)
Increase in deferred directory revenue	164,899	216,525	—
Increase (decrease) in other non-current liabilities	73,248	9,305	(1,268)

Net cash provided by operating activities	406,303	248,597	49,955
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(18,013)	(12,581)	(3,743)
Increase in restricted cash	—	—	(1,928,700)
Decrease in restricted cash — release of funds from escrow, net of costs and other	—	1,894,300	—
Acquisitions, net of cash received	(1,413,620)	(2,259,633)

Net cash used in investing activities	(1,431,633)	(377,914)	(1,932,443)
Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	1,318,947	461,307	1,865,000
Proceeds from the issuance of Redeemable Convertible Preferred Stock and warrants, net of costs	—	125,683	69,300
Pre-acquisition debt refinanced with proceeds from new debt	(21,245)	(243,005)	—
(Decrease) increase in checks not yet presented for payment	(917)	6,708	—
Additional borrowings under the Credit Facility	145,500	69,569	—
Credit Facility debt repayments	(421,379)	(312,436)	(62,500)
Proceeds from employee stock option exercises	7,457	21,426	3,754

Net cash provided by financing activities	1,028,363	129,252	1,875,554
Increase (decrease) in cash and cash equivalents	3,033	(65)	(6,934)
Cash and cash equivalents, beginning of year	7,722	7,787	14,721

Cash and cash equivalents, end of year	$10,755	$7,722	$7,787

Supplemental Information
Cash interest paid	$160,730	$167,718	$27,627
Income tax refunds received, net of income tax payments	(71,066)	—	38,940
The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock			(Accumulated		Accumulated	Total
	and		Unamortized	Deficit)		Other	Shareholders’
	Additional	Warrants	Restricted	Retained	Treasury	Comprehensive	(Deficit)
(In thousands)	Paid-in Capital	Outstanding	Stock	Earnings	Stock	(Loss) Income	Equity

Balance, December 31, 2001	$83,665		$(336)	$(28,870)	$(163,442)	$(2,330)	$(111,313)
Net income				67,177			67,177
Preferred dividend				(24,702)			(24,702)
Employee stock option exercises, including tax benefit	4,925				260		5,185
Restricted stock issued	216		(221)		5		—
Stock issued for employee bonus plans	2,328				106		2,434
Compensatory stock options	243						243
Restricted stock amortization			230				230
Stock acquired for treasury					(1,672)		(1,672)
Beneficial conversion feature from issuance of Preferred Stock	24,158						24,158
Issuance of warrants		$5,330					5,330
Unrealized gain on interest rate swaps, net of tax						2,330	2,330

Balance, December 31, 2002	115,535	5,330	(327)	13,605	(164,743)	—	(30,600)
Net loss				(49,953)			(49,953)
Preferred dividend	(44,791)			(13,606)			(58,397)
Employee stock option exercises, including tax benefit	27,947				1,284		29,231
Restricted stock issued	528		(533)		5		—
Stock issued for employee bonus plans	1,083				32		1,115
Compensatory stock options	1,987						1,987
Restricted stock amortization			329				329
Stock acquired for treasury					(319)		(319)
Beneficial conversion feature from issuance of Preferred Stock	41,943						41,943
Issuance of warrants		8,428					8,428
Unrealized loss on interest rate swaps, net of tax						(9)	(9)

Balance, December 31, 2003	144,232	13,758	(531)	(49,954)	(163,741)	(9)	(56,245)
Net income				70,312			70,312
Preferred dividend	(5,288)			(16,503)			(21,791)
Employee stock option exercises, including tax benefit	12,048				523		12,571
Restricted stock issued	(8)				8		—
Stock issued for employee bonus plans	1,627				(393)		1,234
Compensatory stock awards	2,346						2,346
Restricted stock amortization			396				396
Beneficial conversion feature from issuance of Preferred Stock	3,903						3,903
Unrealized gain on interest rate swaps, net of tax						5,774	5,774
Minimum pension liability adjustment						(515)	(515)

Balance, December 31, 2004	$158,860	$13,758	$(135)	$3,855	$(163,603)	$5,250	$17,985

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share data)

1.	Business and Presentation
      The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries (the “Company”, “RHD”, “we” “us” and “our”). All intercompany transactions and balances have been eliminated.
      We are a leading yellow pages publisher and directional media company. Directional media is where consumers search to find who sells the goods and services they are ready to purchase. We publish Sprint-branded yellow pages directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. We also publish SBC-branded yellow pages directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in our major Sprint markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com. We also sell local advertising in Illinois and Northwest Indiana onto www.SMARTpages.com, SBC’s Internet yellow pages platform.
      On September 1, 2004, we completed the acquisition of the directory publishing business (“SBC Directory Business”) of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana, including SBC’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and SBC (collectively, the “SBC Directory Acquisition”), for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. The acquisition was consummated pursuant to, and in accordance with, the terms of the Purchase Agreement dated as of July 28, 2004 by and among the Company, Ameritech Corporation (“Ameritech”), a direct wholly owned subsidiary of SBC, and Ameritech Publishing, Inc. (“API”), a direct wholly owned subsidiary of Ameritech. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SBC Directory Business are included in our consolidated results from and after September 1, 2004. The acquired SBC Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, an indirect wholly owned subsidiary of the Company. See Note 3, “Acquisitions” for a further description of the acquisition.
      On January 3, 2003, we completed the acquisition of the directory business (the “SPA Directory Business”) of Sprint Corporation (“Sprint”) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (“SPA”) (collectively, the “SPA Acquisition”) for $2.23 billion in cash. The acquisition was consummated pursuant to a Purchase Agreement dated as of September 21, 2002 by and among the Company, Sprint and Centel Directories LLC. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA Directory Business are included in our consolidated results from and after January 3, 2003. The acquired SPA Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., an indirect wholly owned subsidiary of the Company. See Note 3, “Acquisitions” for a further description of the acquisition.
      These acquisitions transformed Donnelley into a leading publisher of yellow pages directories. Prior to the SPA Acquisition, we were one of the largest independent sales agents and pre-press vendors for yellow pages advertising in the United States. At the time, our 2002 revenue reflected sales commissions and pre-press fees from, or other transactions with, our business partners, including Sprint and SBC. Commencing in 2003 following the SPA Acquisition, our operating and financial results reflect our yellow pages publishing business, rather than our former business as a sales agent and pre-press vendor for yellow pages advertising on behalf of other publishers. As a publisher, we report the full value of advertising sales and certain direct costs under the deferral and amortization method. DonTech’s business remained unchanged following the SPA Acquisition, but our investment in DonTech was eliminated in connection with the SBC Directory Acquisition. During 2003 and in 2004 until the SBC Directory Acquisition, we continued to earn revenue from pre-press publishing and other ancillary services related to the SBC Directory Business and we continued to report partnership income from our investment in DonTech.

2.	Summary of Significant Accounting Policies
      Principles of Consolidation. The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
      Reclassifications. For 2003, preferred stock dividends of $44.8 million have been reclassified from accumulated deficit to additional paid-in capital. Other prior year amounts have been reclassified to conform to the current year’s presentation, which had no impact on previously reported results of operations or shareholders’ equity (deficit). The Company’s presentation of comprehensive income (loss) for 2003 and 2002 has been revised to reflect net income (loss) rather than income (loss) available to common shareholders.
      Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). Revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of claims we may incur for a directory in the future. Before the SBC Directory Acquisition, we also earned revenue from providing pre-press publishing services to SBC for those directories in the DonTech markets. Revenue from pre-press publishing services was recognized as services were performed.
      For the year ended December 31, 2002, we earned sales commission revenue from the sale of advertising on behalf of SPA and fees for pre-press publishing services on behalf of both SPA and SBC as well as another unaffiliated publisher. As a sales agent for SPA, we recognized sales commission revenue, net of an allowance for sales claims, at the time an advertising contract was executed with a customer. Revenue from pre-press publishing services was recognized as services were performed.
      Deferred Directory Costs. Costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory, which is typically 12 months. These costs include sales commissions and print, paper and initial distribution costs. Such costs that are paid prior to directory publication are classified as other current assets.
      Equity Method Accounting. Before the SBC Directory Acquisition, DonTech was a 50/50 partnership in which we and a subsidiary of SBC were the partners. DonTech was a separate legal entity that provided its services with its own employees and a stand-alone management team. Subject to the oversight of the board of directors, the employees of DonTech had the right, authority and power to do any act to accomplish, and enter into any contract incidental to attain, the purposes of the partnership. No employees of either RHD or SBC were involved in the day-to-day operations of DonTech and, because the partners shared equally in the net profits and each had one voting member on the DonTech board of directors, neither partner had the unilateral ability to control or influence the operations of DonTech. Accordingly, through September 1, 2004, we accounted for DonTech under the equity method and did not consolidate the results of DonTech in our financial statements.
      Before the SBC Directory Acquisition, we reported our 50% share of DonTech net income as partnership income in our consolidated statement of operations. DonTech reported commission revenue based on the annual value of a sales contract in the period the contract was executed (calendar sales) and reported expenses as incurred. Partnership income also included revenue participation income from SBC. Revenue participation income was based on DonTech advertising sales and was reported when a sales contract was executed with a customer. Our investment in DonTech and the revenue participation receivable from SBC had been reported as partnership investment on the consolidated balance sheet prior to the SBC Directory Acquisition. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we consolidate all net profits from DonTech and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing on September 1, 2004. Rather, following the SBC Directory Acquisition, the revenues, expenses and income of the acquired SBC Directory Business are directly recorded in our statement of operations.
      Cash and Cash Equivalents. Cash equivalents include liquid investments with a maturity of less than three months at their time of purchase. The Company places its investments with high quality financial institutions. At times, such investments may be in excess of federally insured limits.
      Accounts Receivable. Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent contractually owed amounts for published directories that have yet to be billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of bad debts and sales claims we may incur.
      In connection with the SBC Directory Acquisition, we entered into a transition services agreement with SBC whereby SBC billed and collected from our advertising customers in the Illinois and Northwest Indiana directories and remitted collections (net of a specified holdback) to us through early 2005. On a monthly basis commencing September 1, 2004, SBC provided an advance to us related to those billings, and as such, we recorded an advance from SBC that was decreased as SBC collected from our advertisers, thus satisfying that liability. Likewise, we included our portion of the billed and unbilled receivables and any related allowance for doubtful accounts and sales claims on our consolidated balance sheet. In early 2005, we assumed all responsibility for billing and collections and settled remaining amounts with SBC.
      Fixed Assets and Computer Software. Fixed assets and computer software are recorded at cost. Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are 30 years for buildings, five years for machinery and equipment, ten years for furniture and fixtures, three to five years for computer equipment and five years for computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. During 2004, we wrote-off fixed assets and computer software that had been fully depreciated. Fixed assets and computer software at December 31, 2004 and 2003 consisted of the following:

	2004	2003

Computer software	$39,072	$104,423
Computer equipment	16,444	44,286
Machinery and equipment	5,513	8,398
Furniture and fixtures	12,819	9,560
Leasehold improvements	8,973	4,406
Buildings	1,333	1,333

Total cost	84,154	172,406
Less accumulated depreciation and amortization	(46,468)	(151,782)

Net fixed assets and computer software	$37,686	$20,624

      Depreciation and amortization expense on fixed assets and computer software for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002

Depreciation of fixed assets	$4,608	$3,285	$2,823
Amortization of computer software	4,703	12,661	3,426

Total depreciation and amortization on fixed assets and computer software	$9,311	$15,946	$6,249

      Identifiable Intangible Assets and Goodwill. As a result of the SBC Directory Acquisition and the SPA Acquisition, certain long-term intangible assets were identified and recorded at their estimated fair value. Amortization expense for the years ended December 31, 2004 and 2003 was $57.3 million and $49.8 million, respectively. Amortization expense for these intangible assets for the five succeeding years is estimated to be approximately $72.2 million, $77.5 million, $79.6 million, $79.3 million and $78.7 million, respectively. Annual amortization of goodwill for tax purposes is approximately $20.7 million. The acquired long-term intangible assets and their respective book values at December 31, 2004 are shown in the table below.

			National
	Directory Services	Local Customer	CMR	Trade
	Agreements	Relationships	Relationships	Names	Total

Initial fair value:
SBC	$952,500	$90,000	$55,000	$—	$1,097,500
Sprint	1,625,000	200,000	60,000	30,000	1,915,000

Total	2,577,500	290,000	115,000	30,000	3,012,500
Accumulated amortization	(71,500)	(26,667)	(5,003)	(4,000)	(107,170)

Net intangible assets	$2,506,000	$263,333	$109,997	$26,000	$2,905,330

      Directory services agreements between SBC and the Company include a directory services license agreement, a non-competition agreement, a SMARTpages reseller agreement and a directory publishing listing agreement (collectively, “SBC Directory Services Agreements”) with certain affiliates of SBC. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for SBC (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as SBC’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the SBC brand and logo on print directories in the Territory. The non-competition agreement prohibits SBC (and it affiliates and its successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing SBC marks to any third party for that purpose. The SMARTpages reseller agreement gives us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto SBC’s SMARTpages.com platform (and any successor products as specified in the agreement). The directory publishing listing license agreement gives us the right to purchase and use basic SBC subscriber listing information and updates for the purpose of publishing directories. The SBC Directory Services Agreements (other than the SMARTpages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The SMARTpages reseller agreement has a term of 5 years. The fair value assigned to the SBC Directory Services Agreements and the SMARTpages reseller agreement of $950.0 million and $2.5 million, respectively, was based on the present value of estimated future cash flows and is being amortized under the straight-line method over the indicated terms.
      Directory services agreements between Sprint and the Company include a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively “SPA Directory

Services Agreements”) with certain affiliates of Sprint. The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute yellow and white pages directories for Sprint (and its successors) in 18 states where Sprint provided local telephone service at the time of the agreement. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain specified Sprint trademarks, including the Sprint diamond logo, in those markets, and the non-competition agreement prohibits Sprint (and its affiliates and successors) in those markets from selling local directory advertising, with certain limited exceptions, or producing, publishing and distributing print directories. The SPA Directory Services Agreements have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years.
      The fair values of local and national customer relationships were determined based on the present value of estimated future cash flows and are being amortized under the income forecast method that assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is 20 years.
      The fair value of acquired trade names was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. These assets are being amortized under the straight-line method over 15 years.
      The excess purchase price for the SBC Directory Acquisition and the SPA Acquisition over the net tangible and identifiable intangible assets acquired of $212.9 million and $97.0 million, respectively, was recorded as goodwill. During the fourth quarter of 2004, we recorded an adjustment increasing goodwill from the SBC Directory Acquisition by approximately $8.1 million primarily resulting from the completion of the fair value measurement of the DonTech pension assets and liabilities as of the acquisition date. Our intercompany net receivables in connection with the SBC Directory Acquisition and the SPA Acquisition of $141.2 million and $27.9 million, respectively, were eliminated and also included in goodwill.
      While we do not anticipate significant changes to the fair value of net assets acquired, other than the restructuring plan announced in the first quarter of 2005 (see Subsequent Events Note 17), additional information could come to our attention that may require us to revise the purchase price allocation in connection with the SBC Directory Acquisition. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during 2004 or 2003.
      Deferred Financing Costs. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheet. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the straight-line method. Amortization of deferred financing costs included in interest expense was $13.6 million, $15.0 million and $1.3 million in 2004, 2003 and 2002, respectively.
      Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $11.1 million and $8.8 million in 2004 and 2003, respectively. Prior to the SPA Acquisition, advertising costs were not significant. Advertising expense for 2004 includes $1.1 million of advertising costs that pertain to 2003.
      Concentration of Credit Risk. Approximately 85% of our directory advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers typically enter into 12-month advertising sales contracts and make monthly payments over the term of the contract. Some advertisers prepay the full amount or a portion of the contract value. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small-and medium-sized businesses tend to have fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates.
      The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs with which we contract. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.
      Before the SBC Directory Acquisition, we maintained a significant receivable balance with SBC for revenue participation and pre-press publishing services fees. This receivable was settled in connection with the SBC Directory Acquisition.
      At December 31, 2004, we had interest rate swap agreements with major financial institutions with a notional value of $1,355 million. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
      Pension and Other Postretirement Benefits: Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. We use the rates on Aa corporate bonds as a basis for determining our discount rate assumption. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors. See Note 10 for further information regarding our benefit plans, including those of DonTech that we acquired in connection with the SBC Directory Acquisition.
      Effective January 1, 2003, we reduced our estimated rate of return on plan assets from 9.75% to 8.25%. As a result of low investment returns over the few preceding years, as well as our outlook for the long term, particularly for equity securities, we determined that the prior assumed rate of return of 9.75% no longer reflected our best estimate of future long-term returns. Based on the then-current investment environment and the pension plan’s asset allocation, we determined that a long-term rate of return of 8.25% better reflected our expectations for future long-term returns.
      Derivative Financial Instruments. We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. These agreements effectively convert $1,355 million of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 3.19%. The swaps mature at varying dates beginning October 2005 through September 2009. The weighted average rate received was 1.66% during the twelve months ended December 31, 2004. These periodic payments and receipts are recorded as interest expense.
      The interest rate swaps have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $1,355 million of bank debt. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in other comprehensive income, a component of shareholders’ equity. Any ineffectiveness is recorded through earnings. As of December 31, 2004, our interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $1,355 million of bank debt, and no ineffectiveness was included in earnings.
      At December 31, 2002, we had an interest rate swap agreement with a notional value of $75 million. We made fixed-rate payments of 5.9% and received variable-rate payments based on three-month LIBOR rates. The weighted average rate received was 1.1% in 2002. These periodic payments and receipts were recorded as part of interest expense. As a result of the then-pending SPA Acquisition and contemplated repayment of existing variable rate debt, the $75 million notional value interest rate swap did not qualify for hedge accounting treatment at December 31, 2002, and thus, the unrecognized fair market value of the swap, previously recognized in accumulated other comprehensive loss on the balance sheet, was charged to earnings. Accordingly, a charge of $1.5 million was included in other income (expense), net for the year ended December 31, 2002. Because the swap was held to maturity, a corresponding gain of $1.5 million was recognized during 2003.
      Income Taxes. We account for income taxes under the liability method in accordance with SFAS 109, Accounting for Income Taxes. Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 9 for more information regarding our provision (benefit) for income taxes.
      Earnings per Share. In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 was effective for interim periods ending June 30, 2004 for calendar year companies. We adopted the provisions of EITF 03-6 during the first quarter of 2004. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income (loss) allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the following EPS amounts only pertain to our common stock.

      Under the guidance of EITF 03-6, diluted EPS are calculated by dividing income (loss) allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and Preferred Stock, the dilutive effect of which is calculated using the if-converted method. The calculation of basic and diluted EPS for the years ended December 31, 2004, 2003 and 2002 are presented below.

	For the Years Ended December 31,

	2004	2003	2002

Basic EPS — Two — Class Method
Income (loss) available to common shareholders	$48,521	$(108,350)	$42,475
Amount allocable to common shareholders(1)	77%	100%	99%

Income (loss) allocable to common shareholders	37,361	(108,350)	42,050
Weighted average common shares outstanding	31,268	30,683	29,643

Basic earnings (loss) per share — two — class method	$1.19	$(3.53)	$1.42

	For the Years Ended December 31,

	2004	2003	2002

Diluted EPS
Income (loss) available to common shareholders	$48,521	$(108,350)	$42,475
Amount allocable to common shares(1)	77%	100%	99%

Income (loss) allocable to common shareholders	37,361	(108,350)	42,050
Weighted average common shares outstanding	31,268	30,683	29,643
Dilutive effect of stock options(2)	1,348	—	655
Dilutive effect of Preferred Stock assuming conversion (2)	—	—	—

Weighted average diluted shares outstanding	32,616	30,683	30,298

Diluted earnings (loss) per share	$1.15	$(3.53)	$1.40

(1)	31,268/ (31,268 + 9,483) for the year ended December 31, 2004 and 29,643/ (29,643 + 281) for the year ended December 31, 2002. In computing basic EPS using the two-class method, we have not allocated the loss available to common shareholders in the year ended December 31, 2003 between common and preferred shareholders since the preferred shareholders do not have a contractual obligation to share in the net loss.

(2)	934 stock options in 2003 and the assumed conversion of the Preferred Stock into 9,767, 9,023, and 2,939 shares of common stock in 2004, 2003 and 2002, respectively, were anti-dilutive and therefore are not included in the calculation of diluted EPS.
      Employee Stock Awards. We follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for our stock option plan. Compensation expense related to the issuance of stock options to employees or non-employee directors is only recognized if the exercise price of the stock option is less than the fair market value of the underlying stock at the grant date. Compensation expense related stock appreciation rights (“SARs”) is recognized at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeds the grant price recognized over the vesting term.

      The following table reflects the pro forma net income (loss) and earnings (loss) per share assuming we applied the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The pro forma disclosures shown are not necessarily representative of the effects on net income (loss) and earnings (loss) per share in future years.

	For the Years Ended December 31,

	2004	2003	2002

Net income (loss), as reported	$70,312	$(49,953)	$67,177
Add: Stock based compensation expense included in reported net income (loss), net of related tax effects	1,403	1,162	144
Less: Stock based compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards, net of related tax effects	(4,579)	(4,828)	(2,688)

Pro forma net income (loss)	67,136	(53,619)	64,633
Preferred dividend	21,791	58,397	24,702

Pro forma income (loss) available to common shareholders	$45,345	$(112,016)	$39,931

Basic earnings (loss) per share
As reported	$1.19	$(3.53)	$1.42
Pro forma	$1.12	$(3.65)	$1.33
Diluted earnings (loss) per share
As reported	$1.15	$(3.53)	$1.40
Pro forma	$1.07	$(3.65)	$1.32
      The weighted average fair value of stock awards ($13.64 in 2004, $9.21 in 2003 and $8.29 in 2002) was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended December 31,

	2004	2003	2002

Dividend yield	0%	0%	0%
Expected volatility	30%	35%	35%
Risk-free interest rate	3.5%	2.6%	3.1%
Expected holding period	3 years	4 years	4 years
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
      New Accounting Pronouncements. On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires companies to calculate the fair value of stock options granted to employees, and amortize that amount over the vesting period as an expense through the income statement. The accounting provisions of FAS 123(R) are effective for interim periods beginning after June 15, 2005, but companies have a choice of transition methods: modified prospective, modified retrospective, or early adoption. The Company is presently evaluating the transition method and effective date for transition to FAS 123(R) during 2005 and what impact adoption of FAS 123(R) may have on the Company.
      In May 2004, the Financial Accounting Standards Board issued Financial Staff Position (“FSP”) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug,

Improvement and Modernization Act of 2003, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement healthcare plans that provide drug benefits. The Act introduces prescription drug care benefits under Medicare and also allows for certain sponsors of postretirement benefit plans with a drug benefit to receive a non-taxable federal subsidy if certain criteria are met. The FSP requires interim and annual period financial statements beginning after June 15, 2004 to include the effect of the subsidy on the measurement of net periodic postretirement benefit costs. We adopted the provisions of the FSP in the fourth quarter of 2004, which resulted in a decrease to our accumulated postretirement benefit obligation of approximately $4.3 million.

3.	Acquisitions
      On September 1, 2004, we completed the SBC Directory Acquisition for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. As a result of the acquisition, we became the publisher of SBC-branded yellow pages directories in Illinois and Northwest Indiana. The results of the SBC Directory Business are included in our consolidated results from and after September 1, 2004. The SBC Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, one of our indirect wholly owned subsidiaries.
      On January 3, 2003, we completed the SPA Acquisition for $2.23 billion in cash and became the publisher of Sprint-branded yellow pages directories in 18 states. The results of the SPA Directory Business are included in our consolidated results from and after January 3, 2003. The SPA Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., one of our indirect wholly owned subsidiaries.
      The primary purpose of each acquisition was to facilitate the Company’s transformation from a sales agent and pre-press vendor for yellow pages advertising to a leading publisher of yellow pages directories with control over its business. The acquisitions were accounted for as purchase business combinations in accordance with SFAS 141, Business Combinations. Each purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Certain long-term intangible assets were identified and recorded at their estimated fair value. Identifiable intangible assets acquired include directory services agreements between the Company and Sprint and the Company and SBC, customer relationships and acquired trademarks and trade names. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 2, Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill, for a further description of our intangible assets and goodwill.
      Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with the SBC Directory Business of $204.1 million at September 1, 2004 or the deferred revenue balance of the SPA Business of $315.9 million at January 3, 2003. These amounts represented revenue that would have been recognized subsequent to each acquisition under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to each acquisition as well as directories that were published in the month each acquisition was completed. Although the deferred revenue balances were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the acquisitions. As a result, the billed and unbilled accounts receivable balances acquired in both acquisitions became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to each acquisition as well as directories that published in the month each acquisition was completed, totaling $175.8 million for SBC-branded directories and $63.3 million for Sprint-branded directories, respectively. These costs represented operating expenses that would have been recognized subsequent to the acquisitions under the deferral and amortization method in the absence of purchase accounting.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the SBC Directory Acquisition on September 1, 2004:

Current assets	$258,595
Non-current assets	80,552
Intangible assets	1,097,500
Goodwill	212,929

Total assets acquired	1,649,576
Current liabilities	(200,006)
Non-current liabilities	(918)

Total liabilities assumed	(200,924)

Net assets acquired	$1,448,652

      The pro forma financial information presented below has been prepared in accordance with Article 11 of Regulation S-X and includes the combined SBC Directory Business and Donnelley GAAP results for 2003 and 2004 and the combined SPA Business and Donnelley GAAP results for 2002. Summarized unaudited condensed pro forma information for the years ended December 31, 2004 and 2003 assuming the SBC Directory Acquisition and related financing had occurred on January 1, 2003 is presented below. The following unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if the SBC Directory Acquisition had in fact occurred on January 1, 2003 and is not necessarily representative of results of operations for any future period.

	For the Years Ended
	December 31,

	2004	2003

Net revenue	$904,579	$716,979
Operating income	409,970	258,315
Net income	119,919	32,089
Preferred dividend	21,791	58,397
Income (loss) available to common shareholders	98,128	(26,308)
Diluted earnings (loss) per share	$2.32	$(0.86)
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the SPA Acquisition on January 3, 2003:

Current assets	$263,007
Non-current assets	8,300
Intangible assets	1,915,000
Goodwill	97,040

Total assets acquired	2,283,347
Current liabilities	(34,544)
Non-current liabilities	(19,040)

Total liabilities assumed	(53,584)

Net assets acquired	$2,229,763

      Summarized unaudited condensed pro forma information for the year ended December 31, 2002 assuming the SPA Acquisition had occurred on January 1, 2002 is presented below. The following unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if the SPA Acquisition had in fact occurred on January 1, 2002 and is not necessarily representative of results of operations for any future period.

For the Year Ended
December 31, 2002

Net revenue	$571,282
Operating income	346,779
Net income	99,283
Preferred dividend	78,860
Income available to common shareholders	20,423
Diluted earnings (loss) per share	0.53

4.	Restructuring and Impairment Charges
      Following the SPA Acquisition, we consolidated publishing and technology operations, sales offices and administrative personnel and relocated the headquarters functions in Overland Park, Kansas and Purchase, New York to Cary, North Carolina. Approximately 140 people were affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of which 75 have been included in the restructuring reserve. The remaining 65 people have relocated with the Company.
      The table below shows the activity in our restructuring reserves during 2002, 2003 and 2004.

	2001	2003
	Restructuring	Restructuring
	Actions	Actions	Total

Balance at December 31, 2001	$21,291	—	$21,291
Payments applied against reserve	(13,211)	—	(13,211)
Payments charged to expense	289	—	289
Reserve reversal	(6,694)	—	(6,694)

Balance at December 31, 2002	1,675	—	1,675
Additions to reserve charged to goodwill	—	$2,878	2,878
Additions to reserve charged to earnings	—	9,531	9,531
Payments	(1,162)	(3,910)	(5,072)
Reserve reversal	(513)	—	(513)

Balance at December 31, 2003	—	8,499	8,499
Additions to reserve charged to earnings	—	2,657	2,657
Payments	—	(7,695)	(7,695)

Balance at December 31, 2004	$—	$3,461	$3,461

      In 2003, $2.9 million was charged to goodwill representing the closure of the pre-press publishing facility operated by SPA in Tennessee and severance paid to certain SPA executives who were terminated immediately upon the closing of the acquisition. The reserve for the pre-press publishing facility was $2.2 million and represents the remaining lease payments, net of estimated sub-lease income. An additional reserve of $0.3 million was recorded during 2004 for additional facility related costs as well as $1.3 million related to severance and other related cost estimates. Payments of $0.5 million and $0.9 million were made with respect to the former pre-press publishing facility during 2003 and 2004, respectively, and the remaining payments will be made through 2012. The severance for SPA executives of $0.7 million was paid in full in 2003.

Restructuring charges are included in general and administrative expenses in our consolidated statement of operations.
      In 2003, $9.5 million was charged to earnings primarily representing severance and related costs associated with the consolidation of the publishing and technology operations, sales offices and administrative personnel and the relocation of our headquarters. Payments of $3.2 million and $3.6 million were made during 2003 and 2004, respectively, and the remaining costs will be paid in 2005. During 2004, several employees included in the initial reserve estimate were redirected within the Company resulting in a reduction to the reserve of $1.2 million. An additional reserve of $2.3 million was recorded during 2004, representing the estimated fair value of the remaining lease payments, net of estimated sub-lease income on the former Purchase, NY headquarters office lease. Payments of $0.5 million were made with respect to the former headquarters office lease during 2004 and the remaining payments will be made through 2006.
      Prior to 2002, we recognized a restructuring and special charge of $18.6 million consisting of a special charge of $9.9 million in connection with a transition in executive management and a restructuring charge of $8.6 million in connection with the expiration of a pre-press publishing contract in December 2002. As a result of the pending SPA Acquisition during late 2002, management determined that certain costs originally anticipated in the restructuring charge would not be incurred. Specifically, the idle leased space in the Morrisville publishing facility would be utilized, planned severance and other related costs would be significantly less and we believed at that time, the corporate headquarters would not be relocated. Accordingly, $6.7 million of the original charge was reversed during 2002. During 2003, these restructuring actions were completed, resulting in payments of $1.2 million and the remaining balance of $.5 million was reversed and included in income.
      During 2002, an impairment charge of $2.0 million was recognized to write-off the remaining book value of our interest in ChinaBig.com Limited (“ChinaBig”) based on management’s belief that sufficient doubt existed as to ChinaBig’s ability to raise sufficient cash either through operations or additional investments and that this investment would not provide any value in the foreseeable future.
      During the first quarter of 2005, we announced a restructuring plan relating to the SBC Directory Business. See Note 17, Subsequent Events.

5.	Long-Term Debt, Credit Facilities and Notes
      Long-term debt at December 31, 2004 and 2003, consisted of the following:

	2004	2003

Credit Facility	$2,202,342	$1,145,888
8.875% Senior Notes due 2010	325,000	325,000
10.875% Senior Subordinated Notes due 2012	600,000	600,000
9.125% Senior Subordinated Notes due 2008	—	21,245

Total	3,127,342	2,092,133
Less current portion	162,011	49,586

Long-term debt	$2,965,331	$2,042,547

      Total debt outstanding of $3,127.3 million as of December 31, 2004 consisted primarily of borrowings related to the SPA Acquisition and the SBC Directory Acquisition.
      In connection with the SPA Acquisition, in late 2002 we entered into a $1,525 million Credit Facility (“Credit Facility”), consisting of a $500 million Term Loan A, a $900 million Term Loan B and a $125 million Revolving Credit Facility (the “Revolver”), and issued $325 million 8.875% Senior Notes (“Senior Notes”) and $600 million 10.878% Senior Subordinated Notes (“Subordinated Notes,” and collectively with the Senior Notes, the “Notes”). We also issued $200 million of 8% redeemable convertible cumulative preferred stock (“Preferred Stock”) and warrants to purchase 1,650,000 shares of our Common

Stock to investment partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, “the GS Funds”). These funds were used to acquire SPA, pay transaction costs, repurchase a portion of the existing 9.125% Senior Subordinated Notes due 2008 (“Pre-acquisition Notes”) pursuant to a tender offer, and repay the former term facilities, which consisted of $74.3 million outstanding balances under committed bank facilities and $40 million outstanding under our then-existing $100 million revolving credit facility.
Credit Facility:
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
      The amendment to our Credit Facility created a new Term Loan A-2, replacing the initial Term Loan A and created a new Term Loan B-2 replacing the initial Term Loan B. In connection with the amendment, we borrowed an additional $32 million under the Term Loan B-2. These proceeds were used to redeem the balance of the Pre-acquisition Notes and pay transaction costs, including a prepayment premium of $8.9 million representing 1% of the balance of Term Loan B outstanding on the date of the amendment. The amendment to the Credit Facility was accounted for as a modification of the underlying debt instruments.
      In connection with the SBC Directory Acquisition, on September 1, 2004, we amended and restated our Credit Facility, which consisted of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million Revolver for an aggregate facility of $2,525 million. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, for retirement of Notes, for redemption of, and payment of dividends on, the Preferred Stock, subject to certain limitations. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged to collateralize our obligations under the Credit Facility and the Senior Notes. The amendment to the Credit Facility was accounted for as a modification of the underlying debt instruments.
      On December 6, 2004, we amended our restated Credit Facility to accomplish the following objectives:

•	obtain more favorable pricing on our variable rate debt;

•	adjust non-financial covenants to make them less restrictive for corporate operating flexibility; and

•	obtain consent to carve out designated additional debt from required mandatory prepayments.
      This amendment to our restated Credit Facility created a new Term Loan A-3 and a new Term Loan D, both replacing the Term Loan B-2. Term Loans A-2, A-3 and D require quarterly principal payments. As of December 31, 2004, the outstanding balances of Term Loans A-2, A-3 and D were $526 million, $194 million and $1,441 million, respectively, and $41 million was outstanding under the Revolver. The Revolver, Term Loan A-2 and Term Loan A-3 mature in December 2009, and Term Loan D matures in June 2011. The amendment to the restated Credit Facility was accounted for as a modification of the underlying debt instruments. The weighted average interest rate of outstanding debt under the Credit Facility was 4.32% and 3.91% at December 31, 2004 and 2003, respectively, and 6.7% under the former term facilities as of December 31, 2002.
      As amended, our restated Credit Facility bears interest, at our option, at either:

•	The higher of (i) a base rate as determined by the Administrative Agent, Deutsche Bank Trust Company Americas, plus a 1.00% margin on the Revolver and Term Loan A-2 and a 0.75% margin on Term Loan A-3 and Term Loan D; and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, plus a

1.00% margin on the Revolver and Term Loan A-2 and a 0.75% margin on Term Loan A-3 and Term Loan D; or

•	LIBOR rate plus a 2.00% margin on the Revolver and Term Loan A-2 and a 1.75% margin on Term Loan A-3 and Term Loan D. We may elect interest periods of 1, 2, 3, 6, 9 or 12 months for LIBOR borrowings.

      The Credit Facility and the indentures governing the Notes contain usual and customary negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; and (vi) engage in transactions with our affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.
Notes:
      On January 3, 2003, we repurchased through a tender offer and exit consent solicitation $128.8 million of the Pre-acquisition Notes. We borrowed an initial $1,410 million under the original Credit Facility contingent upon our repurchase of the entire $150 million aggregate principal amount of the Pre-acquisition Notes. Any proceeds that were not used to repurchase the Pre-acquisition Notes were required to be repaid to the lenders under the Credit Facility. Accordingly, $21.2 million, representing the amount of Pre-acquisition Notes that remained outstanding following the tender offer and exit consent solicitation, was repaid to the lenders under the Credit Facility shortly after the consummation of the SPA Acquisition. On February 6, 2004, utilizing the proceeds from Term Loan B-2, we redeemed the remaining aggregate principal amount of the Pre-acquisition Notes totaling $21.2 million at a redemption price of 104.563% of the principal amount thereof, plus accrued and unpaid interest. During 2004, we recorded interest expense related to these notes of $1.2 million, consisting of a premium over par value paid at redemption of $1.0 million, plus the write-off of $0.2 million of unamortized deferred financing costs.
      Interest is paid on the Notes semi-annually in arrears on June 15 and December 15. The Senior Notes had a fair value of $365,625 at December 31, 2004, mature in 2010 and are redeemable at our option beginning in 2006 at the following prices:

Redemption Year	Price

2006	104.438%
2007	102.219%
2008 and thereafter	100%
      The Senior Subordinated Notes had a fair value of $712,500 at December 31, 2004, mature in 2012 and are redeemable at our option beginning in 2007 at the following prices:

Redemption Year	Price

2007	105.438%
2008	103.625%
2009	101.813%
2010 and thereafter	100%

      Aggregate maturities of long-term debt at December 31, 2004 were:

2005	$162,011
2006	136,008
2007	136,008
2008	151,203
2009	248,374
Thereafter	2,293,738

Total	$3,127,342

      On January 14, 2005, we issued $300 million aggregate principal amount of senior notes (“Holdco Notes”). These Holdco Notes bear interest of 6.875% per annum and will be payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2005. The Holdco Notes are unsecured senior obligations of the Company and mature on January 15, 2013. See Note 17, Subsequent Events.

6.	Partnership Income and Investment
      Before the SBC Directory Acquisition, partnership income included our 50% share of the net profits of DonTech and revenue participation income received directly from SBC, which was based on the value of advertising sales. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we consolidate all net profits from DonTech and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing September 1, 2004. Partnership income from DonTech for the three years ended 2004, 2003 and 2002 consisted of the following:

	Eight Months
	Ended August 31,	Years Ended December 31,

	2004	2003	2002

50% share of DonTech net profits	$12,777	$17,347	$18,480
Revenue participation income	65,190	96,705	98,666

Total DonTech income	$77,967	$114,052	$117,146

      Summarized financial information of DonTech is shown in the table below. Prior to September 1, 2004, these results were not consolidated in our financial statements.

	Eight Months	Years Ended
	Ended August 31,	December 31,

	2004	2003	2002

Net revenues	$68,777	$99,711	$101,792
Operating income	$25,428	$33,526	$35,230
Net income	$25,554	$34,694	$36,959
      Our investment in DonTech, including the revenue participation receivable from SBC, was $175.7 million and $186.0 million at December 31, 2003 and 2002, respectively.
      CenDon. Through 2002, we were the exclusive sales agent in certain markets in Nevada, Florida, Virginia and North Carolina for CenDon, a joint venture with Centel Directory Company (“Centel”), a subsidiary of Sprint. Income from CenDon consisted of a priority distribution based on a percentage of CenDon advertising sales. Income from CenDon was $19.7 million in 2002. In connection with the SPA Acquisition, we became the sole owner of CenDon. The operating results of CenDon subsequent to the SPA Acquisition and prior to its dissolution were included in our consolidated results of operations.

7.	Redeemable Preferred Stock and Warrants
      We have 10,000,000 shares of preferred stock authorized for issuance. At December 31, 2004 and 2003, we had 200,604 shares of Preferred Stock outstanding.
      On January 3, 2003, we issued through a private placement 130,000 shares of Preferred Stock and warrants to purchase 1,072,500 shares of our common stock to the GS Funds for gross proceeds of $130 million. In November 2002, we issued through a private placement 70,000 shares of Series B-1 Preferred Stock and warrants to purchase 577,500 shares of our common stock to the GS Funds, for aggregate gross consideration of $70 million. On January 3, 2003, the 70,000 shares of Series B-1 Preferred Stock automatically converted into 70,604 shares of Preferred Stock. The Preferred Stock, and any accrued and unpaid dividends, are convertible into common stock at any time after issuance at a price of $24.05 per share and earns a cumulative dividend of 8% compounded quarterly. We cannot pay cash dividends on the Preferred Stock through September 2005, during which time the dividend will accrete. After October 1, 2005, we may pay the Preferred Stock dividend in cash, subject to any limitations under our Credit Facility, or allow it to accrete, at our option.
      We may redeem the Preferred Stock in cash at any time on or after January 3, 2006 if the market price (as defined) of our common stock exceeds 200% of the conversion price for 30 of 45 consecutive trading days. The Preferred Stock is redeemable in cash by us at any time on or after January 3, 2013. The Preferred Stock is redeemable in cash at the option of the GS Funds in the event of a Change in Control (as defined). At December 31, 2004, the liquidation value of the Preferred Stock was $234.9 million and such Preferred Stock was convertible into 9,766,564 shares of our common stock. Except in the case of a Change in Control (as defined) the redemption price of the Preferred Stock at any time is the greater of the liquidation value of the Preferred Stock or the market value of the Preferred Stock on an as converted basis at that time.
      The net proceeds received from the issuance of Preferred Stock in January 2003 and November 2002 were allocated to the Preferred Stock, warrants and the beneficial conversion feature (“BCF”) of the Preferred Stock based on their relative fair values. The fair value of the Preferred Stock was estimated using the Dividend Discount Method, which determines the fair value based on the discounted cash flows of the security. The BCF is a function of the conversion price of the Preferred Stock, the fair value of the warrants and the fair market value of the underlying common stock on the date of issuance. The fair value of the warrants ($12.18 for January 2003 warrants and $10.43 for November 2002 warrants) was determined based on the Black-Scholes model, with the following assumptions:

Dividend yield	0%
Expected volatility	35%
Risk-free interest rate	3.0%
Expected holding period	5 years
      In connection with each issuance of our Preferred Stock and each subsequent quarterly dividend date, a BCF was recorded because the fair value of the underlying common stock at the time of issuance was greater than the conversion price of the Preferred Stock. The BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance. The Preferred Stock dividend in 2004 and 2003 of $21.8 million and $58.4 million, respectively, consisted of the stated 8% dividend of $17.9 million and $16.5 million, respectively, and a BCF of $3.9 million and $41.9 million, respectively.
      On January 14, 2005, we repurchased approximately 50% of our outstanding Preferred Stock from the GS Funds for $277.2 million. See Note 17, Subsequent Events.

8.	Stock Incentive Plans
      We maintain a shareholder approved stock incentive plan whereby certain employees and non-employee directors are eligible to receive stock options, stock appreciation rights, limited stock appreciation rights in tandem with stock options and deferred shares. Awards are typically granted at the fair market value of our common stock at the date of the grant. We follow APB No. 25, and related interpretations in accounting for our stock incentive plan. We typically do not recognize compensation expense related to the issuance of stock options. Compensation expense related to SARs is recognized at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeds the grant price recognized over the vesting term. The awards expire not more than ten years from the grant date and the Board determines termination, vesting and other relevant provisions at the date of the grant.
      Non-employee directors receive options to purchase 1,500 shares and an award of 1,500 deferred shares upon election to the Board. Non-employee directors also receive, on an annual basis, options to purchase 1,500 shares and an award of 1,500 deferred shares. Non-employee directors may also elect to receive additional options in lieu of all or a portion of their annual cash retainer fee.
      Changes in awards outstanding under all of our stock incentive plans for the last three years were as follows:

		Weighted
		Average
		Exercise/Grant
	Shares	Price Per Share

Awards outstanding, December 31, 2001	2,629,354	$16.70
Granted	1,925,995	26.01
Exercised	(255,386)	14.70
Canceled or expired	(17,342)	24.82

Awards outstanding, December 31, 2002	4,282,621	20.97
Granted	484,676	30.54
Exercised	(1,278,643)	16.76
Canceled or expired	(144,242)	25.28

Awards outstanding, December 31, 2003	3,344,412	23.78
Granted	1,279,357	41.55
Exercised	(374,152)	19.60
Canceled or expired	(214,732)	28.54

Awards outstanding, December 31, 2004	4,034,885	$29.57

Available for future grants at December 31, 2004	453,825

      The following table summarizes information about stock awards outstanding and exercisable at December 31, 2004:

	Stock Awards Outstanding
				Stock Awards Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
		Contractual Life	Exercise/Grant		Exercise/Grant
Range of Exercise/Grant Prices	Shares	(In Years)	Price Per Share	Shares	Price Per Share

$11.10 - $14.75	158,486	2.6	$13.58	158,486	$13.58
$15.22 - $19.41	452,724	4.1	15.73	452,724	15.73
$24.75 - $29.59	1,852,315	4.3	25.96	1,036,893	25.93
$30.11 - $39.21	315,553	5.1	30.70	59,690	30.79
$41.10 - $43.85	1,212,257	6.3	41.31	—	—
$46.06 - $53.74	43,550	6.5	48.03	1,500	47.06

	4,034,885	4.9	$29.55	1,709,293	$22.98

      At December 31, 2003, there were 3,344,412 options outstanding at a weighted average exercise price per share of $23.78 and 1,526,193 options exercisable at a weighted average exercise price of per share of $20.10.

At December 31, 2002, there were 4,282,621 options outstanding at a weighted average exercise price per share of $20.97 and 1,564,657 options exercisable at a weighted average exercise price per share of $15.18.
      On July 28, 2004, the Company granted 0.9 million stock appreciation rights (“SARs”) to certain employees, including senior management, in connection with the SBC Directory Acquisition. The SARs, which are settled in our common stock, were granted with a grant price of $41.58 per share which was equal to the fair market value of the Company’s common stock on the grant date. The maximum appreciation of each SAR is 100% of the initial grant price. In accordance with APB 25 and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, we recognize non-cash compensation at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeds the grant price recognized over the vesting term. We recognized non-cash compensation related to these SARs of $1.3 million during the year ended December 31, 2004.
      The options granted in 2002 included a grant of 1,486,000 options (“Founders Grant”) to certain employees, including senior management, in connection with the SPA Acquisition. These options were granted in October 2002 with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. However, the award of these options was contingent upon the successful closing of the SPA Acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the fair market value of the Company’s common stock exceeded the exercise price. Accordingly, these options are accounted for as compensatory options and resulted in a charge of $1.0 million and $1.7 million in 2004 and 2003, respectively.
      The sale of Preferred Stock in connection with the SPA Acquisition triggered a change in control under the terms of the Company’s stock incentive plans. Accordingly, all awards granted through the end of 2002, with the exception of the Founders Grant options and options held by senior management (who waived the change in control provisions), became fully vested.

9.	Income Taxes
      Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statements and tax basis of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.
      Provision (benefit) for income taxes consisted of:

	2004	2003	2002

Current provision (benefit)
U.S. Federal	$(25,348)	$4,768	$31,545
State and local	(207)	(556)	5,110

Total current (benefit) provision	(25,555)	4,212	36,655
Deferred provision (benefit)
U.S. Federal	66,230	(31,722)	6,915
State and local	5,231	(8,508)	1,236

Total deferred provision (benefit)	71,461	(40,230)	8,151

Provision (benefit) for income taxes	$45,906	$(36,018)	$44,806

      The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate.

	2004	2003	2002

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	4.5	6.8	3.6
Non-deductible expense	—	—	1.4

Effective tax rate	39.5%	41.8%	40.0%

      Deferred tax assets and liabilities consisted of the following at December 31, 2004 and 2003:

	2004	2003

Deferred tax assets
Reorganization and restructuring costs	$616	$3,245
Bad debts	1,313	3,869
Postretirement benefits	3,493	2,267
Capital loss carryforward	6,148	5,738
Deferred stock compensation	2,366	2,208
Deferred directory cost uplift	4,812	—
Net operating loss carryforwards	71,630	71,101
Other	12,004	7,075

Total deferred tax assets	102,382	95,503
Valuation allowance	(6,148)	(5,738)

Net deferred tax assets	96,234	89,765

Deferred tax liabilities
Equity investment	58,741	52,399
Pension	8,804	7,652
Depreciation and amortization	138,559	48,712
Other	—	1,555

Total deferred tax liabilities	206,104	110,318

Net deferred tax liability	$109,870	$20,553

      The 2004 provision for income taxes of $45.9 million was comprised of a current tax benefit of $25.6 million and a deferred tax provision of $71.5 million. The 2004 current tax benefit was based on an effective tax rate of 39.5% and net operating losses of approximately $72.4 million related to tax deductions in connection with the SPA Acquisition and the SBC Directory Acquisition. The 2004 deferred tax provision of $71.5 million was primarily related to the difference in amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in connection with the SPA Acquisition and the SBC Directory Acquisition. The 2004 effective tax rate reflects a decrease in the state and local tax rate due to integration of the SPA Acquisition and the SBC Directory Acquisition.
      At December 31, 2004, the Company had $3.6 million of federal alternative minimum tax (AMT) credit carryforward, which does not expire. The Company also had Federal and state net operating loss carryforwards of approximately $73.4 million (net of carryback) and $249.0 million, respectively. The federal net operating loss carryforward will begin to expire in 2023, and the state net operating loss carryforwards will begin to expire in 2008. A portion of the benefits from the net operating loss carryforwards is reflected in additional paid-in capital as a portion of these net operating loss carryforwards are generated by deductions related to the exercise of stock options.

      The 2003 tax benefit of $36.0 million was comprised of current tax provision $4.2 million and a deferred tax benefit of $40.2 million. The 2003 tax benefit was based on an effective tax rate of 41.8% and net operating losses of approximately $176.0 million related to tax deductions in connection with the SPA Acquisition. The 2003 deferred tax benefit primarily related to the net operating loss generated in 2003 is partially offset by a deferred tax provision principally relating to the difference in amortization recorded for tax purposes compared to book purposes with respect to intangible assets acquired in connection with the SPA Acquisition.
      The 2002 effective tax rate was adversely impacted by the ChinaBig investment impairment charge of $2 million. The write-down of this investment was treated as a capital loss for income tax purposes and can only be utilized against capital gains. We did not believe it was more likely than not that the Company would generate capital gains in order to realize the tax benefits of this capital loss. Accordingly, a valuation allowance was established for the total amount of the deferred tax asset related to the capital loss on the ChinaBig investment. However, with regard to other deferred tax assets, we believe that we will obtain the full benefit of such assets based on an assessment of the Company’s anticipated profitability during the years the deferred tax assets are expected to become tax deductions.

10.	Benefit Plans
      Retirement Plans. We have a defined benefit pension plan covering substantially all employees with at least one year of service. The benefits to be paid to employees are based on years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) Defined Benefit Pension Plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required to be made in 2004, 2003 or 2002. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. We use a measurement date of December 31 for the majority of our plan assets.
      We also have an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan).
      We offer a defined contribution savings plan to substantially all employees and contribute $0.50 for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions). Contributions under this plan were $1.7 million, $1.1 million and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Other Postretirement Benefits. We have an unfunded postretirement benefit plan that provides certain healthcare and life insurance benefits to those full-time employees who reach retirement age while working for the Company.

      In connection with the SBC Directory Acquisition, we have assumed DonTech’s benefit plans. Information presented below for 2004 includes amounts for the Company plans and the DonTech plans since September 1, 2004. Information below for 2003 excludes amounts relating to the DonTech benefit plans since they were not our obligation at that time. The retirement and postretirement plans of the Company and DonTech are similar in nature and both share in a master trust. A summary of the funded status of the benefit plans at December 31, 2004 and 2003 was as follows:

	Retirement Plans		Postretirement Plan

	2004	2003	2004	2003

Change in benefit obligation
Benefit obligation, beginning of period (RHD)	$65,718	$57,862	$11,290	$5,840
Benefit obligation, as of September 1, 2004 (DonTech)	38,521	—	6,492	—
Service cost	4,147	3,246	548	480
Interest cost	4,661	3,671	870	490
Plan participant contributions	—	—	231	120
Amendments	—	(14)	2,786	2,830
Actuarial loss	3,861	4,161	2,406	2,220
Benefits paid	(3,519)	(3,208)	(886)	(700)
Impact of Medicare D	—	—	(4,303)	—
Other	—	—	—	10

Benefit obligation, end of period	$113,389	$65,718	$19,434	$11,290

Change in plan assets
Fair value of plan assets, beginning of period (RHD)	$64,798	$56,108	$—	$—
Fair value of plan assets, as of September 1, 2004 (DonTech)	31,317	—	—	—
Return on plan assets	8,272	11,895	—	—
Employer contributions	139	3	655	580
Plan participant contributions	—	—	231	120
Benefits paid	(3,519)	(3,208)	(886)	(700)

Fair value of plan assets, end of period	$101,007	$64,798	$—	$—

Reconciliation of Funded Status
Funded status of plans	$(12,382)	$(920)	$(19,434)	$(11,290)
Unrecognized net loss	28,601	20,965	1,873	2,440
Unrecognized prior service costs	1,227	1,069	4,588	2,600

Net amount recognized	$17,446	$21,114	$(12,973)	$(6,250)

      Net amounts recognized in the consolidated balance sheets at December 31, 2004 and 2003 were as follows:

	Retirement Plans		Postretirement Plan

	2004	2003	2004	2003

Prepaid benefit costs	$19,430	$21,704	$—	$—
Accrued liabilities	(2,499)	(590)	(12,973)	(6,250)
Accrued comprehensive income	515	—	—	—

Net amount recognized	$17,446	$21,114	$(12,973)	$(6,250)

      The accumulated benefit obligation for all defined benefit pension plans was $102.2 million and $61.1 million at December 31, 2004 and 2003, respectively.

      The projected benefit obligation and accumulated benefit obligation for the unfunded PBEP at December 31, 2004 and 2003 was as follows:

	2004	2003

Projected benefit obligation	$3,183	$678
Accumulated benefit obligation	$2,316	$529
      The net periodic benefit expense (income) of the retirement plans for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002

Service cost	$4,147	$3,246	$1,414
Interest cost	4,661	3,671	3,726
Expected return on plan assets	(6,680)	(5,910)	(6,952)
Unrecognized prior service cost	116	108	145
Amortization of net loss from earlier periods	733	—	—

Net periodic benefit expense (income)	$2,977	$1,115	$(1,667)

      Additional Information

	Retirement Plans		Postretirement Plan

	2004	2003	2004	2003

Increase in minimum pension liability included in other comprehensive income	$515	$—	$—	$—
      The following assumptions were used in determining the benefit obligations for the retirement plans and postretirement plan:

	2004	2003	2002

Weighted average discount rate	5.75%	6.00%	6.50%
Rate of increase in future compensation	3.66%	3.66%	3.66%
      The following assumptions were used in determining the net periodic benefit expense (income) for the retirement plans:

	2004	2003	2002

Weighted average discount rate	6.00%	6.50%	7.25%
Rate of increase in future compensation	3.66%	3.66%	4.41%
Expected return on plan assets	8.25%	8.25%	9.75%
      The weighted average discount rate used to determine the net periodic expense for the postretirement plan was 6.00%, 6.50% and 7.25% for 2004, 2003 and 2002, respectively.
      For 2004 we used, and for 2005 we will use, a rate of 8.25% as the expected long-term rate of return assumption on plan assets for the retirement plan. This assumption is based on the plan’s present target asset allocation of 65% equity securities and 35% debt securities. It reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

      The net periodic benefit expense of the postretirement plan for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002

Service cost	$548	$490	$140
Interest cost	870	480	370
Amortization of unrecognized prior service credit	172	(70)	(70)
Amortization of unrecognized net loss	681	100	—
Other	—	10	—

Net periodic benefit expense	$2,271	$1,010	$440

      The following table reflects assumed healthcare cost trend rates.

	2004	2003

Healthcare cost trend rate assumed for next year
Under 65	11.0%	9.5%
65 and older	13.0%	9.5%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%
Number of years that it takes to reach the ultimate trend rate	9	10
      Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects for 2004:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest costs	$391	$(314)
Effect on postretirement benefit obligation	3,470	(2,817)
      The pension plan weighted-average asset allocation at December 31, 2004 and 2003, by asset category, are as follows:

	Plan Assets at
	December 31,

	2004	2003

Equity securities	68%	67%
Debt securities	32%	33%

Total	100%	100%

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

Estimated Future Benefit Payments
      The following benefit payments, which reflect expected future service net of Medicare subsidy, as appropriate, are expected to be paid:

	Pension	Other
	Benefits	Benefits

2005	$5,065	$870
2006	5,338	900
2007	5,714	970
2008	5,972	970
2009	6,399	1,020
Years 2010-2014	41,163	6,150
      We expect to make contributions of approximately $0.9 million and $0.1 million to our defined benefit and non-qualified defined benefit plans, respectively in 2005.
      In May 2004, the Financial Accounting Standards Board issued Financial Staff Position (“FSP”) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement healthcare plans that provide drug benefits. The Act introduces prescription drug care benefits under Medicare and also allows for certain sponsors of postretirement benefit plans with a drug benefit to receive a non-taxable federal subsidy if certain criteria are met. The FSP requires interim and annual period financial statements beginning after June 15, 2004 to include the effect of the subsidy on the measurement of net periodic postretirement benefit costs. We adopted the provisions of the FSP in the fourth quarter of 2004, which resulted in a decrease to our accumulated postretirement benefit obligation of approximately $4.3 million.

11.	Commitments
      We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2014. Rent and lease expense for 2004, 2003 and 2002 was $11.6 million, $10.2 million and $3.1 million, respectively. The future non-cancelable minimum rental payments applicable to operating leases at December 31, 2004 are:

2005	$7,021.0
2006	7,362.4
2007	7,399.8
2008	7,181.3
2009	5,904.4
Thereafter	14,706.0

Total	$49,574.9

      We have entered into long-term purchase agreements for paper used in the publishing of our directories. The purchase commitments for the paper is with four suppliers and is estimated, based on minimum required quantities, to aggregate approximately $44.5 million through 2006. Minimum purchases required under these agreements are $26.4 million in 2005 and $18.1 million in 2006. In connection with the SBC Directory Acquisition, we entered into a SMARTpages reseller agreement whereby we are obligated to pay SBC $15.4 million over the 5-year term of the agreement.

12.	Legal Proceedings
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
      Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings, including the litigation and tax matters described below, will not have a material adverse effect on our results of operations, cash flows or financial position, as described below. No material amounts have been accrued in our financial statements with respect to any of these matters.
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
      In November 1996, the company then known as The Dun & Bradstreet Corporation separated through a spin-off (“1996 Distribution”) into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”), and Cognizant Corporation (“Cognizant”). In June 1998, The Dun & Bradstreet Corporation separated through a spin-off (“1998 Distribution”) into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. Later in 1998, Cognizant separated through a spin-off (“Cognizant Distribution”) into two separate public companies: IMS Health Incorporated (“IMS”), and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation separated into two separate public companies: Moody’s Corporation, (“Moody’s”) (formerly The Dun & Bradstreet Corporation), and a new company that changed its name to The Dun & Bradstreet Corporation. As a result of the form of R.H. Donnelley Corporation’s separation from The Dun & Bradstreet Corporation in 1998, we are the corporate successor of and technically the defendant and taxpayer referred to below as D&B with respect to any matter accruing prior to June 30, 1998.
Information Resources, Inc.
      The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). VNU N.V., a publicly traded Dutch company (“VNU”), and its U.S. subsidiaries VNU, Inc., AC Nielsen, AC Nielsen (US), Inc. (“ACN (US)”), and NMR (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit (collectively, the “IRI Liabilities”). As a result of the indemnity obligation, we do not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. In the event of such default, we have contingent liability for this matter as a result of our succeeding to D&B’s liabilities and obligations as part of the 1998 Distribution. In such event, however, under the contractual commitments described below, any such amounts that we might need to pay would be shared equally (50% each) by D&B and Moody’s, on a joint and several basis. Only if D&B and Moody’s were unable to bear all or a part of the IRI Liabilities, would we be liable, and then only to the extent that either of them could not satisfy their joint and several indemnity obligations to us.
      On February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits. IRI has filed a notice of appeal to the Second Circuit Court of Appeals. Due to the dismissal of this matter and several layers of indemnity described above, our disclosure regarding this matter will be relatively brief. For a more detailed discussion regarding the background and past procedural history regarding this matter, please see our prior periodic reports.
      In July 1996, IRI filed a complaint, subsequently amended in 1997, in the United States District Court for the Southern District of New York, naming as defendants D&B (now, the Company, as successor of D&B),

A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS (then known as Cognizant), at the time of the filing, all wholly owned subsidiaries of D&B.
      The amended complaint alleged, among other claims, various violations of U.S. antitrust laws under Sections 1 and 2 of the Sherman Antitrust Act. IRI sought damages in excess of $650.0 million, which IRI sought to treble under the antitrust laws. IRI also sought punitive damages of an unspecified amount, which we believe are precluded as a result of the prior dismissal of one of IRI’s claims.
      In December 2004, the Court entered an order that barred IRI from arguing that defendant’s pricing practices or discounts were illegal or anti-competitive unless it could satisfy a specified burden of proof. In response to this ruling, in a press release, IRI stated, in relevant part, “without this evidence, IRI believes that little would be left of IRI’s case to take to trial.” As a result, IRI asked the Court to enter a final judgment against it so that it could take an immediate appeal to the Second Circuit. Defendants did not object to this request. As noted above, the case was dismissed by the District Court and IRI has filed an appeal. The Court of Appeals for the Second Circuit has ordered that the appeal be argued no earlier than the week of June 13, 2005.
      In connection with the 1996 Distribution, Cognizant (now NMR), ACNielsen and D&B (now the Company) entered into an Indemnity and Joint Defense Agreement. On July 30, 2004, the VNU Parties, the Company, D&B, Moody’s and IMS entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended JDA”).
      Pursuant to the Amended JDA, any and all IRI Liabilities incurred by us, D&B, Moody’s or IMS relating to a judgment (even if not final) or any settlement being entered into in the IRI action will be jointly and severally assumed and fully discharged exclusively by the VNU Parties. Under the Amended JDA, the VNU Parties have agreed to, jointly and severally, indemnify us, D&B, Moody’s and IMS from and against all IRI Liabilities to which we become subject.
      Under the agreements relating to the 1998 Distribution, D&B assumed the defense and agreed to indemnify us against any payments that we may be required to make with respect to the IRI Liabilities and related legal fees. As required by those agreements, Moody’s Corporation, which subsequently separated from D&B in the 2000 Distribution, has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. We understand that D&B and Moody’s have agreed amongst themselves to share equally (50% each) these indemnity obligations to us. Only if D&B and Moody’s were unable to bear all or a part of their aggregate 50% share of the liability would we be liable, and then only to the extent that either of them could not satisfy their joint and several indemnity obligations to us.
      Because liability for violations of the antitrust laws is joint and several and because the rights and obligations relating to the Amended JDA are based on contractual relationships, the failure of the VNU Parties to fulfill their obligations under the Amended JDA could result in the other parties bearing all or a share of the IRI Liabilities. Joint and several liability for the IRI Liabilities means that even where more than one defendant is determined to have been responsible for an alleged wrongdoing, the plaintiff can collect all or part of the judgment from just one of the defendants. This is true regardless of whatever contractual allocation of responsibility the defendants and any other indemnifying parties may have made, including the allocations described above between the VNU Parties, the Company, D&B, Moody’s and IMS.
      Accordingly, and as a result of the allocations of liability described above, in the event the VNU Parties default on their obligations under the Amended JDA, each of D&B and Moody’s will be jointly and severally responsible for the payment of any portion of any judgment or settlement ultimately payable by the Company (which is the defendant in the IRI action), which could be as high as all of the IRI Liabilities.
      While, as described above, the IRI lawsuit has been dismissed with prejudice on the merits, IRI has filed an appeal. Accordingly, we are unable to predict the outcome of the IRI litigation or the financial condition of any of the VNU Parties or the other defendants at the time of any such outcome (and hence we cannot estimate their ability to pay the IRI Liabilities pursuant to the Amended JDA or the judgment or settlement in the IRI action). Nonetheless, while we cannot assure you as to the outcome of this matter, management presently believes that the VNU Parties have sufficient financial resources and borrowing capacity to satisfy their obligations under the Amended JDA and, if they default, D&B and Moody’s have sufficient financial resources and borrowing capacity to reimburse us for any payments we may be required to make and related costs we may incur in connection with this matter. Therefore, management presently believes that the ultimate resolution of this matter would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition. Accordingly, no amount in respect of this matter has been accrued in our consolidated financial statements.
Tax Matters
      D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations (collectively, “Legacy Tax Matters”). The IRS is currently disputing certain tax positions taken with respect to the Legacy Tax Matters. The status of these Legacy Tax Matters is summarized below, including the settlement of the matter below under “Utilization of Capital Losses — 1989 — 1990” (“Capital Losses Matter”) during the fourth quarter of 2004.
      Pursuant to a series of tax sharing and other agreements (collectively, “Tax Sharing Agreements”) relating to the spin-offs and separations referred to above, IMS and NMR are jointly and severally liable for, and must pay one-half of, and D&B and Moody’s are jointly and severally liable for, and must pay the other half of, any payments over $137.0 million for taxes, accrued interest and other amounts resulting from the Legacy Tax Matters summarized below (other than the matter summarized below under “— Amortization and Royalty Expense Deductions/Royalty Income — 1997-2004,” for which D&B and Moody’s, jointly and severally, are solely responsible). D&B, on our behalf, was contractually obligated to pay, and did pay, the first $137.0 million of tax liability in connection with the Capital Loss Matter.
      Under the terms of the 1998 Distribution, D&B agreed to assume the defense and to indemnify us against any tax liability that may be assessed against us and any related costs and expenses that we may incur in connection with any of these Legacy Tax Matters. Also, as required by those agreements, Moody’s has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. Under the terms of certain of the other spin-offs and separations, D&B and Moody’s have, between each other, agreed to be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to each party’s respective business operations. Only if D&B and Moody’s were unable to bear all or a part of these liabilities, would we be liable, and then only to the extent that both of them could not satisfy their joint and several indemnity obligations to us.
      While we cannot assure you as to the outcome of these Legacy Tax Matters (other than the settled Capital Losses Matter), management presently believes that D&B and Moody’s have sufficient financial resources, borrowing capacity and, where applicable, indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) and IMS and NMR in turn have sufficient financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, so as to reimburse us for any payments we may be required to make and related costs we may incur in connection with these Legacy Tax Matters. Therefore, management presently believes that the ultimate resolution of these Legacy Tax Matters would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.
Utilization of Capital Losses — 1989 — 1990
      In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS notice of adjustment. The amended tax return reflected an additional $561.6 million of tax and interest due. In 2000, D&B paid the IRS approximately $349.3 million and IMS (on behalf of itself and NMR) paid the IRS approximately $212.3 million. We understand that these payments were made under dispute in order to stop additional interest from accruing.
      During the fourth quarter of 2004, we (as the taxpayer of record) entered into a settlement agreement with the IRS resolving this Capital Losses Matter. As described above, we are fully indemnified against any payments required to be made to the IRS resulting from this settlement. We expect that the aggregate tax liability (including penalties) arising from this settlement will be approximately $48 million payable to the IRS following receipt of various bills from the IRS related to the settlement. In February 2005, the IRS issued the first bill for tax year 1990 in the amount of $11.6 million, which was paid in full by our indemnitors on February 24, 2005. In March 2005, we (as the taxpayer of record) received a second bill from the IRS in the amount of $63.2 million. The IRS has indicated in writing that the amount of this bill was inaccurate and should have been only $35.8 million. Based on that written confirmation, our indemnitors paid their respective shares (including D&B and Moody’s paying any shortfall from IMS and NMR as described in the following paragraph) of the $35.8 million liability by the March 14, 2005 deadline. We understand that D&B expects the IRS to issue bills for the remaining balance of the settlement payment during the first half of 2005.
      As noted above, the Tax Sharing Agreements provide that IMS and NMR are jointly and severally liable for, and must pay one half of, the tax liabilities relating to the Capital Expense Matter. We understand that IMS and NMR have advised D&B that they do not believe they are responsible for certain portions of the remaining balance of the settlement payment. Nevertheless, under our indemnity arrangements with D&B and Moody’s, they would be jointly and severally liable for any portion of the settlement not paid by IMS or NMR, and each of them have acknowledged to us their responsibility for any shortfall from IMS or NMR. We understand that based upon their discussions with IMS and NMR, D&B estimates that it and Moody’s will be required to pay approximately $4.5 million (tax and interest, net of tax benefits) in excess of their allocable share of the settlement under the terms of the Tax Sharing Agreements. We understand that D&B and Moody’s believe that the position of IMS and NMR is contrary to the provisions of the Tax Sharing Agreements and that they have commenced discussions with respect to this dispute under the negotiation process contemplated by the Tax Sharing Agreements. We understand that if such negotiations are not successful, D&B intends to commence arbitration proceedings against IMS and NMR to enforce the relevant provisions of the Tax Sharing Agreements. As the taxpayer of record, we would likely need to commence such an arbitration proceeding ourselves on behalf of D&B and Moody’s. While we understand that D&B believes that it would prevail in any such arbitration, we cannot assure you with respect to the ultimate outcome of such proceeding or the timing of its resolution.
Royalty Expense Deductions — 1993 — 1997
      In the second quarter of 2003, D&B received (on our behalf) a proposed notice of deficiency from the IRS with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1993 through 1996 tax returns. We understand that D&B estimates that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to it of approximately $5.0 million in pending tax refunds and that the additional tax liability to it with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to approximately $46.2 million (tax, interest and penalties, net of tax benefits).
      In addition, and also in the second quarter of 2003, D&B received from the IRS on behalf of the partnership associated with the above transaction a notice of proposed partnership adjustment challenging the tax treatment of certain royalty payments received by the partnership in which D&B was a partner. In that notice, the IRS is seeking to reallocate certain partnership income to D&B. In January and April 2004, D&B received additional IRS notices (similar to those received in the second quarter of 2003) associated with D&B’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. The additional tax liability with respect to D&B’s share of this income for the notices received in the second quarter of 2003 and January and April 2004 could be up to $22.8 million (tax, interest and penalties, net of tax benefits). We understand that D&B believes that these positions regarding the partnership are inconsistent with the IRS’ position with respect to the same royalty expense deductions described above. This $22.8 million additional liability would be in addition to the $46.2 million of additional liability related to royalty expense deductions discussed in the previous paragraph. These matters are collectively referred to herein as the Royalty Expense Matter.
      We previously reported in our Form 10-Q for the quarters ended June 30, 2004 and September 30, 2004 that we understood that D&B had reached a tentative settlement (“Proposed Settlement”) with the IRS regarding the disallowance of the 1995 and 1996 royalty expense deductions portion of the Royalty Expense Matter. We also previously reported that we understood that during the third quarter of 2004, the IRS tendered to D&B (on our behalf) a final settlement agreement with respect to the Royalty Expense Matter for tax years 1995 and 1996, reflecting the financial terms set forth in the related Proposed Settlement. According to the terms of the Proposed Settlement, the taxpayer would retain approximately 15% of the tax benefit associated with the Royalty Expense Matter for 1995 and 1996 and pay a penalty of approximately 7% with respect to the Royalty Expense Matter for 1995 and 1996.
      In accordance with the Tax Sharing Agreements, we and D&B sought consent to execute the final settlement agreement for the Royalty Expense Matter for tax years 1995 and 1996 from the relevant parties having financial responsibilities for that matter under the Tax Sharing Agreements (i.e., Moody’s, IMS, NMR and D&B). All such parties consented to the final settlement agreement tendered by the IRS, with the exception of NMR and IMS.
      As a result of NMR’s and IMS’s decision not to consent to the Royalty Expense Matter final settlement agreement, on November 1, 2004, D&B informed the IRS that we could not execute the final settlement agreement. On November 3, 2004, the IRS informed D&B that it was withdrawing the final settlement agreement with respect to the Royalty Expense Matter. As a result, we cannot predict at this time whether or not, or when, the parties will be able to conclude negotiations with the IRS with respect to a final settlement agreement regarding the Royalty Expense Matters for tax years 1995 and 1996 on the financial terms and/or other terms set forth in the Proposed Settlement, if at all.
      The Tax Sharing Agreements, which govern each of the parties’ rights and obligations under these circumstances, provide (the “Royalty Expense Indemnity & Defense Provisions”) that, a party withholding consent to a proposed settlement shall “continue or initiate further proceedings” with the IRS “at its own expense, and the liability of [the parties previously in control of such proceedings] shall be limited to the liability that would have resulted from the proposed settlement agreement [that was not consented to] (including interest, additions to tax and penalties which have accrued at that time.)” We believe, therefore, as a result of the failure of NMR and IMS to provide their consent, our contingent (assuming each of D&B and Moody’s fail to satisfy their indemnity obligations to us) liability for this Royalty Expense Matter with respect to tax years 1995 and 1996 has been effectively capped at the amounts provided in the final settlement agreement tendered by the IRS. We also believe that in accordance with the Royalty Expense Indemnity & Defense Provisions, NMR and IMS would be jointly and severally liable for any excess amounts above those reflected in the final settlement agreement tendered by the IRS that may ultimately be owing under this Royalty Expense Matter with respect to tax years 1995 and 1996. We understand that D&B estimates that the ultimate resolution of this portion of the Royalty Expense Matter would have a projected net impact to its cash flow of $37.7 million (tax, interest and penalties, net of tax benefits) based upon the financial terms of the final settlement agreement tendered by the IRS.
      IMS has alleged various breaches of our and D&B’s obligations under the Tax Sharing Agreements related to D&B’s management and attempted settlement of this matter with the IRS. In addition to “reserving its rights” against us and D&B, IMS has urged NMR (which is in direct contractual privity with us) to:

•	challenge our application of the Royalty Expense Indemnity & Defense Provisions of the Tax Sharing Agreements — specifically that NMR should reject our position that NMR must now lead the defense and that NMR and IMS jointly and severally indemnify us for any financial outcome that is less advantageous to us than the final settlement agreement); and

•	assert breaches of contract and to terminate the obligations of IMS and NMR under the Tax Sharing Agreements generally.
      We and our legal counsel, and we understand D&B and their legal counsel, believe that neither NMR nor IMS have any right or the legal basis to terminate their indemnity obligations under the Tax Sharing Agreements, and that any attempt by them to do so will be found to be without merit, although we cannot assure you with respect to the ultimate outcome of that issue or with respect to the timing of its resolution.
      We anticipate commencing arbitration proceedings along with D&B to enforce our respective rights under the Royalty Expense Indemnity & Defense Provisions and other provisions of the Tax Sharing Agreements should the negotiation process required by the Tax Sharing Agreements fail to resolve the parties’ dispute.

While we believe that we should prevail in such arbitration, and thereby effectively cap our exposure with respect to the Royalty Expense Matter for tax years 1995 and 1996 at the levels described above, we cannot assure you as to the ultimate outcome of this matter or with respect to the timing of its resolution.
      As noted above, the IRS has withdrawn the Proposed Settlement with respect to tax years 1995 and 1996 and accordingly may issue notices preliminary to making assessments at any time. If D&B were to challenge any such assessment for tax years other than 1993 and 1994 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case. It is possible that the IRS may seek to issue notices with respect to each of the positions noted above that D&B believes are inconsistent.
      The 1993, 1994, and 1997 royalty expense deduction portions of the Royalty Expense Matter remain pending before the IRS.
Amortization and Royalty Expense Deductions/Royalty Income — 1997 — 2004
      In the fourth quarter of 2003, D&B received (on our behalf) IRS notices of proposed adjustment with respect to a partnership transaction entered into in 1997. In addition, D&B received, on behalf of the partnership, various IRS materials further explaining the examining agent’s position with respect to the activities of the partnership in 1997 and 1998.
      In April 2004, D&B received (on our behalf) proposed notices of deficiency from the IRS, proposing adjustments with respect to the same partnership transaction entered into in 1997 described above. The adjustments proposed in the April notices reflect the notices of proposed adjustment and other IRS materials referred to above.
      Specifically, the IRS asserted that certain amortization expense deductions claimed by D&B on its 1997 and 1998 tax returns should be disallowed. We understand that D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $59.9 million (tax, interest and penalties, net of tax benefits). This transaction is scheduled to expire in 2012 and, unless earlier terminated, based on current interest rates and tax rates, additional tax exposure would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted.
      In addition, the IRS has asserted that royalty expense deductions, claimed by D&B on its tax returns for 1997 and 1998 for royalties paid to the partnership should be disallowed. The IRS also has asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by D&B, including the portions of the royalties that were allocated to third party partners in the partnership, and, thus, included in their taxable income. We understand that D&B believes that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent, making it unlikely that the IRS will prevail on both of the positions. As a result, we understand that D&B estimates that after taking into account certain other tax benefits resulting from the IRS’ position on the partnership it is unlikely that there will be any additional cash tax payments due in addition to the amounts noted above related to the amortization expense deduction.
      In the event the IRS were to prevail on both positions with respect to the royalty expense/income, which D&B believes unlikely, D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $140.7 million (tax, interest and penalties, net of tax benefits), which would be in addition to the $59.9 million noted above related to the amortization expense deduction.
      We understand that D&B has filed protests relating to these matters with the IRS Office of Appeals. We understand that during the third quarter of 2004, D&B was informed by the IRS Office of Appeals that this matter was being returned to the Examination Division of the IRS for further development of the issues. We understand that D&B is attempting to resolve these matters with the IRS before proceeding to litigation, if necessary. If D&B were to challenge, at any time, any of these IRS positions for years 1997 and 1998 in

U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case. It is possible that the IRS may seek to issue notices with respect to each of the positions noted above that D&B believes are inconsistent.
Conclusion
      As a result of our assessment of our exposure in these matters relating to our prior relationship with D&B and its former affiliates, especially in light of our indemnity arrangements with D&B and Moody’s (and the VNU Parties with respect to the IRI matter), and their respective financial resources, borrowing capacity and, in the case of certain Legacy Tax Matters, indemnity rights against IMS and NMR, and in turn IMS and NMR’s respective financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, no material amounts have been accrued in our consolidated financial statements for any of these D&B-related litigation and tax matters.
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

13.	Business Segments
      We have revised our historical segment reporting to reflect the change in our business that resulted from the SBC Directory Acquisition and to reflect how management now reviews and analyzes the business. Our business of publishing yellow pages directories is now conducted in one reportable operating segment. All pre-press publishing services and other ancillary services previously performed on behalf of others are now performed entirely on behalf of the directories we publish. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we consolidate all net profits from DonTech and our partnership investment in DonTech was eliminated. Consequently, partnership income was no longer reported commencing on September 1, 2004 and, accordingly, the previously reported DonTech operating segment is no longer applicable.

14.	Guarantees
      R.H. Donnelley Inc. is a direct wholly owned subsidiary of the Company and the issuer of the Pre-acquisition Notes, which were redeemed in full in February 6, 2004, and the Senior Notes and Subordinated Notes. The Company and the direct and indirect 100% owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally, guarantee these debt instruments. The Holdco Notes were not issued as of December 31, 2004 and are not guaranteed by any of the Company’s subsidiaries. At December 31, 2004, R.H. Donnelley Inc.’s direct wholly owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc., DonTech Holdings, LLC, The DonTech II Partnership, R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC, R.H. Donnelley Publishing & Advertising of Illinois Partnership and Get Digital Smart.com Inc.
      At December 31, 2002, R.H. Donnelley Inc.’s direct wholly owned subsidiaries were R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc., R.H. Donnelley Acquisitions II, Inc. and Get Digital Smart.com Inc. R.H. Donnelley Acquisitions II, Inc. was a wholly owned subsidiary of R.H. Donnelley APIL, Inc. R.H. Donnelley Finance Corporation I and II, subsidiary borrowers established in connection with the financing for the SPA Acquisition, were non-guarantor subsidiaries at December 31, 2002. The following consolidating condensed financial statements should be read in conjunction with the consolidated financial statements of the Company.
      As of December 31, 2004, R.H. Donnelley Corporation has issued 200,604 shares of its Preferred Stock. See Note 7, Redeemable Preferred Stock and Warrants for a further description of the terms of the Preferred

Stock and the related dividend requirements. See Note 12, Litigation for a description of various legal proceedings in which the Company is involved and related contingencies.
      R.H. Donnelley Corporation receives dividends from R.H. Donnelley Inc. for the payment of income taxes. Dividends received for the payment of income taxes were $0, $389 million and $39.6 million for the years 2004, 2003 and 2002, respectively. Dividends for other items in each of these years were not significant.
      In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to R.H. Donnelley Corporation with very limited exceptions, under the terms of our Credit Facility. See Note 5, Long-Term Debt, Credit Facilities and Notes for a further description of our debt instruments.
R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
December 31, 2004

	R.H. Donnelley	R.H. Donnelley			Consolidated
	Corp.	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Assets
Cash and cash equivalents	$—	$6,008	$4,747	$—	$10,755
Accounts receivable, net	—	—	455,433	—	455,433
Deferred directory costs	—	—	155,959	(39,442)	116,517
Other current assets	—	18,456	693,933	(671,785)	40,604

Total current assets	—	24,464	1,310,072	(711,227)	623,309
Investment in subsidiaries	234,096	1,895,478	—	(2,129,574)	—
Fixed assets, net	—	31,125	6,562	(1)	37,686
Other assets	—	101,061	1,567	—	102,628
Notes receivable	—	2,124,745	—	(2,124,745)	—
Intangible assets, net	—	—	2,905,026	304	2,905,330
Goodwill	—	—	309,969	—	309,969

Total assets	$234,096	$4,176,873	$4,533,196	$(4,965,243)	$3,978,922

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$—	$366,086	$45,091	$(330,815)	$80,362
Deferred directory revenue	—	—	381,424	—	381,424
Current portion LTD.	—	162,011	111,840	(111,840)	162,011

Total current liabilities	—	528,097	538,355	(442,655)	623,797
Long-term debt	—	3,314,522	2,012,905	(2,362,096)	2,965,331
Deferred income taxes, net	—	70,612	53,366	(5,158)	118,820
Other long-term liabilities	—	29,546	33,092	(25,760)	36,878
Redeemable convertible preferred stock	216,111	—	—	—	216,111
Shareholders’ equity	17,985	234,096	1,895,478	(2,129,574)	17,985

Total liabilities, preferred stock and shareholders’ equity	$234,096	$4,176,873	$4,533,196	$(4,965,243)	$3,978,922

R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
December 31, 2003

	R.H. Donnelley	R.H. Donnelley				Consolidated
	Corp.	Inc.	Guarantor			R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations		Corporation

Assets
Cash and cash equivalents	$—	$6,900	$822		$—	$7,722
Accounts receivable, net	—	—	210,981		—	210,981
Deferred directory costs	—	—	33,035		—	33,035
Other current assets	—	12,696	20,157		—	32,853

Total current assets	—	19,596	264,995		—	284,591
Investment in subsidiaries	141,978	2,362,171	2,125,356		(4,453,776)	175,729
Fixed assets, net	—	17,201	3,424		(1)	20,624
Other assets	—	95,583	—		—	95,583
Intangible assets, net	—	—	1,865,167		—	1,865,167
Goodwill	—	—	97,040		—	97,040

Total assets	$141,978	$2,494,551	$4,355,982	$	(4,453,777)	$2,538,734

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$—	$119,155	$19,292		$(104,945)	$33,502
Deferred directory revenue	—	—	216,525		—	216,525
Current portion LTD.	—	49,586	—		—	49,586

Total current liabilities	—	168,741	235,817		(104,945)	299,613
Long-term debt	—	2,042,547	—		—	2,042,547
Deferred income taxes, net	—	(22,739)	56,368		—	33,629
Other long-term liabilities	—	20,940	27		—	20,967
Redeemable convertible preferred stock	198,223	—	—		—	198,223
Shareholders’ (deficit) equity	(56,245)	285,062	4,063,770		(4,348,832)	(56,245)

Total liabilities, preferred stock and shareholders’ equity (deficit)	$141,978	$2,494,551	$4,355,982		$(4,453,777)	$2,538,734

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Year Ended December 31, 2004

	R.H. Donnelley	R.H. Donnelley			Consolidated
	Corp.	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	subsidiaries	Eliminations	Corporation

Net revenue	$—	$12,980	$638,361	$(48,225)	$603,116
Expenses	—	44,282	393,279	(48,226)	389,335
Partnership and equity income	70,312	76,189	65,190	(133,724)	77,967

Operating (loss) income	70,312	44,887	310,272	(133,723)	291,748
Interest (expense) income	—	17,841	(193,371)	—	(175,530)
Other income	—	22	(22)	—	—

Pre-tax (loss) income	70,312	62,750	116,879	(133,723)	116,218
Income tax (expense) benefit	—	7,562	(53,468)	—	(45,906)

Net (loss) income	70,312	70,312	63,411	(133,723)	70,312
Dividend on Preferred Stock	21,791	—	—	—	21,791

(Loss) income available to common shareholders	$48,521	$70,312	$63,411	$(133,723)	$48,521

R.H. Donnelley Corporation
Consolidated Condensed Statement of Operations
For the Year Ended December 31, 2003

	R.H. Donnelley	R.H. Donnelley			Consolidated
	Corp.	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	subsidiaries	Eliminations	Corporation

Net revenue	$—	$22,198	$234,247	$—	$256,445
Expenses	—	72,294	205,677	—	277,971
Partnership and equity income	(49,953)	106,606	222,992	(165,593)	114,052

Operating (loss) income	(49,953)	56,510	251,562	(165,593)	92,526
Interest (expense) income	—	(187,149)	7,129	—	(180,020)
Other income	—	1,523	—	—	1,523

Pre-tax (loss) income	(49,953)	(129,116)	258,691	(165,593)	(85,971)
Income tax (expense) benefit	—	79,163	(43,145)	—	36,018

Net (loss) income	(49,953)	(49,953)	215,546	(165,593)	(49,953)
Dividend on Preferred Stock	58,397	—	—	—	58,397

(Loss) income available to common shareholders	$(108,350)	$(49,953)	$215,546	$(165,593)	$(108,350)

R.H. Donnelley Corporation
Consolidated Condensed Statement of Operations
For the Year Ended December 31, 2002

	R.H. Donnelley	R.H.				Consolidated
	Corp.	Donnelley Inc.	Guarantor	Non-guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$75,406	$—	$—	$—	$75,406
Expenses	—	65,990	307	—	—	66,297
Partnership and equity income	67,177	85,378	121,669	—	(137,351)	136,873

Operating income	67,177	94,794	121,362	—	(137,351)	145,982
Interest (expense) income	—	(29,521)	7,129	(11,156)	—	(33,548)
Other expense	—	(451)	—	—	—	(451)

Pre-tax income (loss)	67,177	64,822	128,491	(11,156)	(137,351)	111,983
Income tax benefit (expense)	—	2,355	(47,161)	—	—	(44,806)

Net income (loss)	67,177	67,177	81,330	(11,156)	(137,351)	67,177
Dividend on Preferred Stock	24,702	—	—	—	—	24,702

Income (loss) available to common shareholders	$42,475	$67,177	$81,330	$(11,156)	$(137,351)	$42,475

R.H. Donnelley Corporation
Consolidating Condensed Statement of Cash Flows
For the Year Ended December 31, 2004

	R.H. Donnelley	R.H. Donnelley			Consolidated
	Corp.	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Cash flow from operations	$—	$302,414	$237,916	$(134,027)	$406,303
Cash flow from investing activities
Purchase of fixed assets	—	(14,919)	(3,094)	—	(18,013)
Acquisitions	—	(1,330,000)	(83,620)	—	(1,413,620)
Other	(22,929)	111,840	22,929	(111,840)	—

Net cash flow from investing activities	(22,929)	(1,233,079)	(63,785)	(111,840)	(1,431,633)

Cash flow from financing activities
Proceeds from Debt	—	1,384,400	80,047	—	1,464,447
Debt repayments	—	(442,624)	(111,840)	111,840	(442,624)
Other	22,929	—	(16,389)	—	6,540

Net cash flow from financing activities	22,929	941,776	(48,182)	111,840	1,028,363

Change in cash	—	11,111	125,949	(134,027)	3,033
Cash at beginning of year	—	6,900	822	—	7,722

Cash at end of period	$—	$18,011	$126,771	$(134,027)	$10,755

R.H. Donnelley Corporation
Consolidated Condensed Statement of Cash Flows
For the Year Ended December 31, 2003

	R.H. Donnelley	R.H. Donnelley		Consolidated
	Corp.	Inc.	Guarantor	R.H. Donnelley
	(Parent)	(Issuer)	subsidiaries	Corporation

Cash flow from operations	$—	$(136,482)	$385,079	$248,597
Cash flow from investing activities	(125,683)	(219,175)	(33,056)	(377,914)
Cash flow from financing activities	125,683	354,812	(351,243)	129,252

Change in cash	—	(845)	780	(65)
Cash at beginning of period	—	7,745	42	7,787

Cash at end of period	$—	$6,900	$822	$7,722

R.H. Donnelley Corporation
Consolidated Condensed Statement of Cash Flows
For the Year Ended December 31, 2002

	R.H.	R.H.
	Donnelley	Donnelley		Non-		Consolidated
	Corp.	Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Cash flow from operations		$14,342	$40,554	$(4,941)	—	$49,955
Cash flow from investing activities	$(69,300)	(107,443)	—	(1,825,000)	$69,300	(1,932,443)
Cash flow from financing activities	69,300	86,179	(40,566)	1,829,941	(69,300)	1,875,554

Change in cash	—	(6,922)	(12)	—	—	(6,934)
Cash at beginning of period		14,667	54			14,721

Cash at end of period	$—	$7,745	$42	$—	$—	$7,787

15.	Valuation and Qualifying Accounts

		Net Addition
		to
		Allowances
		from SPA &	Net Additions
	Balance at	SBC	Charged to	Write-offs	Balance at
	Beginning	Directory	Revenue and	and Other	End of
	of Period	Acquisitions	Expense	Deductions	Period

Allowance for Doubtful Accounts and Sales Claims
For the year ended December 31, 2004	$11,956	25,788	32,339	(36,990)	$33,093
For the year ended December 31, 2003	$4,772	31,052	1,611	(25,479)	$11,956
For the year ended December 31, 2002	$6,339	—	3,300	(4,867)	$4,772
Deferred Tax Asset Valuation Allowance
For the year ended December 31, 2004	$5,738	—	410	—	$6,148
For the year ended December 31, 2003	$6,094	—	(356)	—	$5,738
For the year ended December 31, 2002	$4,287	—	1,807	—	$6,094

16.	Quarterly Information (unaudited)

	Three Months Ended

			September	December
	March 31	June 30	30	31	Full Year

2004
Net revenue(1)	$143,807	$144,641	$144,405	$170,263	$603,116
Operating income(2)	86,738	92,136	73,686	39,188	291,748
Net income (loss)	28,095	33,057	18,474	(9,314)	70,312
Preferred dividend	5,287	5,392	5,501	5,611	21,791
Income (loss) available to common shareholders	22,808	27,665	12,973	(14,925)	48,521
Basic earnings (loss) earnings per share	$0.57	$0.68	$0.32	$(0.47)	$1.19
Diluted earnings (loss) per share	$0.54	$0.65	$0.31	$(0.47)	$1.15

	Three Months Ended

			September	December
	March 31	June 30	30	31	Full Year

2003
Net revenue(1)	$12,419	$38,634	$89,309	$116,083	$256,445
Operating (loss) income(3)	(21,918)	10,464	50,840	53,140	92,526
Net (loss) income	(41,187)	(18,911)	3,903	6,242	(49,953)
Preferred dividend	42,154	5,978	5,082	5,183	58,397
(Loss) income available to common shareholders	(83,341)	(24,889)	(1,179)	1,059	(108,350)
Basic (loss) earnings per share	$(2.76)	$(0.81)	$(0.04)	$0.03	$(3.53)
Diluted (loss) earnings per share	$(2.76)	$(0.81)	$(0.04)	$0.03	$(3.53)
      The full year earnings (loss) per share amount may not equal the sum of the quarters due to weighting of shares.

(1)	Revenue from the sale of advertising is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory. Due to purchase accounting rules, we were not able to recognize any revenue from directories published by the SBC Directory Business or the SPA Directory Business prior to each acquisition or for any directories published in the months the acquisitions were completed.

(2)	Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. Due to purchase accounting rules, we were not able to recognize any expenses from directories published by the SBC Directory Business or the SPA Directory Business prior to each acquisition or for any directories published in the months the acquisitions were completed. Additionally, as a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income and we consolidate all net profits from DonTech.

(3)	The second, third and fourth quarters of 2003 include restructuring charges of $3.1 million, $4.3 million and $2.1 million, respectively, for the closing of redundant facilities and the relocation of the Company’s corporate offices to Cary, North Carolina.

17.	Subsequent Events
      On January 14, 2005, we repurchased approximately 50% of our outstanding Preferred Stock from the GS Funds for $277.2 million. During the first quarter of 2005, we will record a reduction from earnings available to common shareholders of approximately $134 million to reflect the loss on the repurchase of these shares. In order to fund this repurchase, on January 14, 2005, we issued $300 million of the Holdco Notes in a private transaction exempt from the registration requirements of the Securities Act of 1933. The Holdco Notes bear interest of 6.875% per annum and will be payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2005. The Holdco Notes are unsecured senior obligations of the Company and mature on January 15, 2013. We entered into a registration rights agreement, whereby we agreed, among other things to (1) file an exchange offer registration statement with the SEC with respect to the Holdco Notes within 120 days after January 14, 2005, (ii) use reasonable efforts to have such exchange offer registration statement declared effective by the SEC within 180 days after January 14, 2005 and (iii) subject to certain limitations, consummate the exchange offer to which the exchange offer registration statement relates within 210 days after January 14, 2005.

      During the first quarter of 2005, we announced a restructuring plan relating to the SBC Directory Business. A number of our employees will be terminated and others will be relocated to our corporate headquarters in Cary, North Carolina. Additionally, we will be vacating a portion of our leased facility in Chicago, Illinois. During the first quarter of 2005, we will record the costs associated with this restructuring effort, some of which will be expensed and some of which will be recorded as an adjustment to goodwill in accordance with EITF 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of R.H. Donnelley Corporation and
Board of Directors and Shareholder of R.H. Donnelley Publishing & Advertising, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in shareholder’s equity (deficit) present fairly, in all material respects, the financial position of R.H. Donnelley Publishing & Advertising, Inc. (the “Company”) at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina
March 16, 2005

R.H. DONNELLEY PUBLISHING & ADVERTISING, INC.
BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2004	2003
Assets
Current Assets
Cash and cash equivalents	$895	$801
Accounts receivable
Billed	48,139	49,203
Unbilled	174,087	173,734
Allowance for doubtful accounts and sales claims	(12,220)	(11,956)

Net accounts receivable	210,006	210,981
Deferred directory costs	32,103	37,907
Amount due from affiliates	56,889	—
Other current assets	16,955	2,114

Total current assets	316,848	251,803
Fixed assets and computer software, net	1,192	3,424
Deferred income taxes	—	75,038
Intangible assets, net	1,815,334	1,865,167
Goodwill	97,040	97,040

Total Assets	$2,230,414	$2,292,472

Liabilities and Shareholder’s Deficit
Current Liabilities
Accounts payable and accrued liabilities	$17,451	$19,493
Deferred directory revenue	222,468	216,525
Amount due to affiliates	—	48,067
Current portion of long-term debt due to affiliate	111,840	111,840

Total current liabilities	351,759	395,925
Long-term debt due to affiliate	1,901,276	2,013,115
Deferred income taxes, net	33,753	—
Other non-current liabilities	2	27

Total liabilities	2,286,790	2,409,067
Shareholder’s Deficit
Common stock, par value $1 per share, authorized, issued and outstanding – 1,000 shares	1	1
Accumulated deficit	(56,377)	(116,596)

Total shareholder’s deficit	(56,376)	(116,595)

Total Liabilities and Shareholder’s Deficit	$2,230,414	$2,292,472

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands)	2004	2003

Gross revenue	$567,265	$236,593
Sales allowances	(6,239)	(2,345)

Net revenue	561,026	234,248
Expenses
Operating expenses	199,604	143,781
General and administrative expenses	18,942	20,988
Depreciation and amortization	50,307	59,656

Total expenses	268,853	224,425
Operating income	292,173	9,823
Interest expense, net	(193,370)	(201,456)

Income (loss) before income taxes	98,803	(191,633)
Provision (benefit) for income taxes	38,584	(75,037)

Net income (loss)	$60,219	$(116,596)

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2004	2003

Cash Flows from Operating Activities
Net income (loss)	$60,219	$(116,596)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,307	59,656
Deferred income tax	35,225	(75,038)
Provision for (benefit from) bad debts	13,585	(1,517)
Changes in assets and liabilities, net of effects from acquisition:
(Increase) decrease in accounts receivable	(12,610)	74,775
Decrease (increase) in deferred directory costs	5,805	(19,617)
Increase in other current assets	(2,611)	(437)
(Increase) decrease in accounts payable and accrued liabilities.	1,313	(61,322)
Increase in deferred directory revenue	5,943	216,525

Net cash provided by operating activities	157,176	76,429
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(1,836)	(1,269)
Acquisition of SPA, net of cash received	—	(2,245,621)

Net cash used in investing activities	(1,836)	(2,246,890)
Cash Flows from Financing Activities
Proceeds from long-term debt from affiliates	—	2,227,475
Debt repayment to affiliates	(111,840)	(111,840)
(Decrease) increase in amounts due to affiliates	(43,406)	55,627

Net cash (used in) provided by financing activities	(155,246)	2,171,262

Increase in cash and cash equivalents	94	801
Cash and cash equivalents, beginning of year	801	—

Cash and cash equivalents, end of year	$895	$801

Supplemental Information
Cash interest paid	$193,370	$201,456

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING, INC.
STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

		Accumulated	Total Shareholder’s
(in thousands)	Common Stock	Deficit	Equity (Deficit)

Predecessor Combined Consolidated Balance, December 31, 2002	$177	$85,425	$85,602
Effect of purchase accounting	(177)	(85,425)	(85,602)
Issuance of common stock	1	—	1
Net loss	—	(116,596)	(116,596)

Successor Balance, December 31, 2003	1	(116,596)	(116,595)
Net income	—	60,219	60,219

Successor Balance, December 31, 2004	$1	$(56,377)	$(56,376)

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING, INC.
NOTES TO FINANCIAL STATEMENTS
(tabular amounts in thousands)

1. Business and Presentation

R.H. Donnelley Publishing & Advertising, Inc. (the “Company”, “Successor”, “we”, “us” and “our”) is a wholly owned subsidiary of R.H. Donnelley Inc. (“RHD Inc.”), a wholly owned subsidiary of R.H. Donnelley Corporation (“RHD”).

We are a leading yellow pages publisher and directional media company. Directional media is where consumers search to find who sells the goods and services they are ready to purchase. We publish Sprint-branded yellow pages directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. We also offer online city guides and search Web sites in our major markets under the Best Red Yellow Pages ® brand at www.bestredyp.com.

On January 3, 2003, RHD completed the acquisition of the directory business (the “SPA Directory Business”) of Sprint Corporation (“Sprint”) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (“SPA”) (collectively, the “SPA Acquisition”) for $2,227 million in cash. The acquisition was consummated pursuant to a Purchase Agreement dated as of September 21, 2002 by and among RHD, the Company, Sprint and Centel Directories LLC. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA Directory Business are included in our results from and after January 3, 2003. See Note 3, “Acquisition of Sprint Publishing and Advertising” for a further description of the acquisition.

The financial statements presented herein include the accounts of the Company since January 3, 2003. No significant transactions occurred between January 1, 2003 and January 3, 2004.

2. Summary of Significant Accounting Policies

Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). Revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of claims we may incur for a directory in the future.

Deferred Directory Costs. Costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory, which is typically 12 months. These costs include sales commissions and print, paper and initial distribution costs. Such costs that are paid prior to directory publication are classified as other current assets.

Cash and Cash Equivalents. Cash and cash equivalents include liquid investments with an original maturity of three months or less, and the carrying amounts approximate fair value.

Accounts Receivable. Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent contractually owed amounts for published directories that have yet to be billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of bad debts and sales claims we may incur.

Fixed Assets and Computer Software. Fixed assets and computer software are recorded at cost. Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are 30 years for the building, five years for machinery and equipment, ten years for furniture and fixtures, three to five years for computer equipment and five years for computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. During 2004, we wrote off fixed assets and computer software that had been fully depreciated. Fixed assets and computer software at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Computer software	$4	$9,038
Computer equipment	835	938
Machinery and equipment	1,016	540
Furniture and fixtures	2,046	1,342
Leasehold improvements	200	382
Building	—	1,007

Total cost	4,101	13,247
Less accumulated depreciation and amortization	(2,909)	(9,823)

Net fixed assets and computer software	$1,192	$3,424

Depreciation and amortization expense of fixed assets and computer software for the years ended December 31, 2004 and 2003 was as follows:

	2004	2003
Depreciation of fixed assets	$463	$822
Amortization of computer software	11	9,001

Total depreciation and amortization of fixed assets and computer software	$474	$9,823

Identifiable Intangible Assets and Goodwill. As a result of the SPA Acquisition, certain long-term intangible assets were identified and recorded at their estimated fair values. Amortization expense for each of the years ended December 31, 2004 and 2003 was $49.8 million. Amortization expense for these intangible assets for each of the five succeeding years is estimated to be approximately $50.0 million. Annual amortization of goodwill for tax purposes is approximately $122.3 million. The acquired long-term intangible assets and their respective book values at December 31, 2004 are shown in the table below.

	Directory Services	Local customer	National CMR
	Agreements	relationships	relationships	Trade names	Total
Initial fair value	$1,625,000	$200,000	$60,000	$30,000	$1,915,000
Accumulated amortization	(65,000)	(26,666)	(4,000)	(4,000)	(99,666)

Net intangible assets	$1,560,000	$173,334	$56,000	$26,000	$1,815,334

Directory services agreements between Sprint and the Company include a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively “SPA Directory Services Agreements”) with certain affiliates of Sprint. The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute directories for Sprint (and its successors) in 18 states where Sprint provided local telephone service at the time of the agreement. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain specified Sprint trademarks, including the Sprint diamond logo, in those markets. The non-competition agreement prohibits Sprint (and its affiliates and successors) in those markets from selling local directory advertising, with certain limited exceptions, or producing, publishing and distributing print directories. The SPA Directory Services

Agreements have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years. The fair values of local and national customer relationships were determined based on the present value of estimated future cash flows and are being amortized under the income forecast method. The weighted average useful life of these relationships is 20 years.

The fair value of acquired trade names was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. These assets are being amortized under the straight-line method over 15 years.

The excess purchase price for the SPA Acquisition over the net tangible and identifiable intangible assets acquired of $97.0 million was recorded as goodwill. Our intercompany net receivables in connection with the SPA Acquisition of $27.9 million was eliminated and included in goodwill. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during 2003 or 2004.

Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expenses were $9.1 million in 2004 and $8.8 million in 2003.

Concentration of Credit Risk. Approximately 85% of our directory advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers typically enter into 12-month advertising sales contracts and make monthly payments over the term of the contract. Some advertisers prepay the full amount or a portion of the contract value. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates.

The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs with which we contract. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.

Pension and Other Postretirement Benefits. Our employees participate in multi-employer benefit plans operated by RHD. The following information relates to these multi-employer plans. Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s estimated service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. We use the rates on Aa corporate bonds as a basis for determining our discount rate assumption. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors.

Effective January 1, 2003, RHD reduced its rate of return on plan assets from 9.75% to 8.25%. As a result of low investment returns over the last few years, as well as its outlook for the long term, particularly for equity securities, RHD determined that the prior assumed rate of return of 9.75% no longer reflected our best estimate of future long-

term returns. Based on the current investment environment and the pension plan’s asset allocation, RHD determined that a long-term rate of return of 8.25% better reflected its expectations for future long-term returns.

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

Employee Stock Options. Certain of our employees are eligible and do participate in the stock option plan sponsored by RHD. We follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for the stock option plan. Compensation expense related to the issuance of stock options to employees or non-employee directors is only recognized if the exercise price of the stock option is less than the fair market value of the underlying stock at the grant date.

The following table reflects the pro forma net income (loss) assuming we applied the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The pro forma disclosures shown are not necessarily representative of the effects on net income (loss) in future years.

	2004	2003
Net income (loss), as reported	$60,219	$(116,596)
Add: Stock based compensation expense included in reported net income (loss), net of related tax effects	13	9
Less: Stock based compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards, net of related tax effects	(420)	(397)

Pro forma net income (loss)	$59,812	$(116,984)

The weighted average fair value of stock options ($13.64 in 2004 and $9.21 in 2003) was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Dividend yield	0%	0%
Expected volatility	30%	35%
Risk-free interest rate	3.5%	2.6%
Expected holding period	3 years	4 years

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

New Accounting Pronouncements. On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment (“FAS 123(R)”).” FAS 123(R) requires companies to calculate the fair value of stock options granted to employees, and amortize that amount over the vesting period as an expense through the income statement. The accounting provisions of FAS 123(R) are effective for interim periods beginning after June 15, 2005, but companies have a choice of transition methods: modified prospective, modified retrospective, or early adoption. RHD is presently evaluating the transition method and effective date for transition to FAS 123(R) during 2005 and what impact adoption of FAS 123(R) may have on the Company.

In May 2004, the Financial Accounting Standards Board issued Financial Staff Position (“FSP”) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement healthcare plans that provide drug benefits. The Act introduces prescription drug care benefits under Medicare and also allows for certain sponsors of postretirement benefit plans with a drug benefit to receive a non-taxable federal subsidy if certain criteria are met. The FSP requires interim and annual period financial statements beginning after June 15, 2004 to include the effect of the subsidy on the measurement of net periodic postretirement benefit costs. RHD adopted the provision of the FSP in the fourth quarter of 2004 and holds our accumulated post-retirement obligation.

3. Acquisition of Sprint Publishing & Advertising

On January 3, 2003, RHD acquired SPA for $2.23 billion and renamed it R.H. Donnelley Publishing & Advertising, Inc. Following the SPA Acquisition, we publish Sprint-branded yellow pages directories in 18 states. The results of the SPA Directory Business are included in our operating results from and after January 3, 2003. The primary purpose of this acquisition was to transform RHD from a sales agent and pre-press vendor for yellow pages advertising to a leading publisher of yellow pages directories. The acquisition was accounted for as a purchase business combination in accordance with SFAS 141, Business Combinations. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The fair values of certain long-term intangible assets were identified and recorded at their estimated fair values. Identifiable intangible assets acquired included directory services agreements between Sprint and us, customer relationships and acquired trade names.

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets will be amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis.

Under purchase accounting rules, we did not assume the deferred revenue balance of SPA at January 3, 2003 of $315.9 million. This amount represented revenue that would have been recognized subsequent to the acquisition under the deferral and amortization recognition method had the acquisition not occurred. Accordingly, we did not record revenue associated with directories that were published prior to the acquisition and during January 2003. Although the deferred revenue balance was eliminated, we retained all the rights associated with the collection of amounts due under and obligations under the advertising contracts executed prior to the SPA Acquisition. As a result, SPA’s billed and unbilled accounts receivable balances became our assets. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to the acquisition as well as directories that published in the month each acquisition was completed, totaling $175.8 million. These costs represented operating expenses that would have been recognized subsequent to the acquisition under the deferral and amortization method in the absence of purchase accounting.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the SPA Acquisition on January 3, 2003:

Current assets	$263,007
Non-current assets	8,300
Intangible assets	1,915,000
Goodwill	97,040

Total assets acquired	2,283,347
Current liabilities	(34,544)
Non-current liabilities	(19,040)

Total liabilities assumed	(53,584)

Net assets acquired	$2,229,763

4. Restructuring and Special Charge

As a result of the SPA Acquisition, $5.5 million was charged to earnings representing severance and related costs associated with the consolidation of the publishing and technology operations and sales offices. Payments of $3.6 million were made during 2003 for severance and other related cost estimates. An additional reserve of $1.3 million was recorded during 2004 related to additional severance and other related cost estimates. During 2004, all restructuring reserves were completely settled.

Balance at December 31, 2002	—
Reserve charged to earnings	5,549
Payments	(3,597)

Balance at December 31, 2003	1,952
Additions to reserve charged to earnings	1,254
Payments	(3,206)

Balance at December 31, 2004	$—

5. Long-Term Debt due to Affiliate

In connection with the SPA Acquisition, R.H. Donnelley APIL Inc., a wholly owned subsidiary of RHD, provided a long-term loan in the form of a promissory note to the Company. Total proceeds from the loan were $2,227 million. The note matures in 2022 and provides for monthly principal payments of $9.3 million, plus interest at an annual rate of 9.3%. Interest expense totaled $193.4 million and $201.5 million for the years ended December 31, 2004 and 2003, respectively.

Aggregate maturities of the long-term debt due to affiliate at December 31, 2004 were:

2005	$111,840
2006	111,840
2007	111,840
2008	111,840
2009	111,840
Thereafter.	1,453,916

Total	$2,013,116

6. Stock Option Plans

RHD maintains a shareholder approved stock incentive plan (“the Plan”) whereby certain of our employees and non-employee directors are eligible to receive stock options, stock appreciation rights, limited stock appreciation rights in tandem with stock options and deferred shares. Options are typically granted at the fair market value of RHD’s common stock at the date of the grant. RHD and it affiliates follow APB No. 25, and related interpretations in accounting for the stock incentive plan, and, accordingly, we typically do not recognize compensation expense related to the issuance of stock options. The options expire not more than ten years from the grant date and the Board determines termination, vesting and other relevant provisions at the date of the grant.

For the years ended December 31, 2004 and 2003, respectively, 1,703,416 and 401,150 common stock options were granted under the Plan. Of these amounts, 145,125 and 192,552 were granted to our employees, respectively.

On July 28, 2004, RHD granted 0.2 million stock appreciation rights (“SARs”) to certain employees, including senior management. The SARs were granted with a grant price equal to the fair market value of the Company’s common stock on the grant date. The maximum appreciation of each SAR is 100% of the initial grant price. In accordance with APB 25, we recognize non-cash compensation at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeds the grant price over the vesting term. We recognized non-cash compensation related to these SARs of $0.2 million during the year ended December 31, 2004.

RHD granted 0.4 million options (“Founders Grant”) in 2002 to certain employees, including senior management, in connection with the SPA Acquisition. These options were granted in October 2002 with an exercise price equal to the fair market value of RHD’s common stock on the date of grant. However, the award of these options was contingent upon the successful closing of the SPA Acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the fair market value of RHD’s common stock exceeded the exercise price.

Accordingly, these options were accounted for as compensatory options and resulted in compensation expense of $0.3 million in 2004 and $0.5 million in 2003, respectively.

7. Income Taxes

We are included in RHD’s combined federal income tax return. Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statements and tax basis of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

Provision (benefit) for income taxes consisted of:

	2004	2003
Current provision (benefit)
U.S. Federal	$3,430	$—
State and local	(71)	—

Total current provision	3,359	—
Deferred provision
U.S. Federal	31,248	(62,672)
State and local	3,977	(12,366)

Total deferred provision	35,225	(75,038)

Provision (benefit) for income taxes	$38,584	$(75,038)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate.

	2004	2003
Statutory U.S. Federal tax rate	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	4.1	4.2

Effective tax rate	39.1%	39.2%

Deferred tax assets and liabilities consisted of the following at December 31, 2004 and 2003:

	2004	2003
Deferred tax assets Reorganization and restructuring costs	$—	$769
Bad debts	5,543	5,059
Net operating loss carryforwards	54,984	118,025
Other	5,880	8,045

Total deferred taxes	66,407	131,898
Valuation allowance	—	—

Net deferred tax assets	66,407	131,898

Deferred tax liabilities
Depreciation and amortization.	98,789	55,295
Other	1,371	1,565

Total deferred tax liabilities	100,160	56,860

Net deferred tax asset (liability)	$(33,753)	$75,038

The 2004 tax provision is based on an effective tax rate of 39.1%. The tax benefit generated in 2003 attributable to a net operating loss of approximately $176 million. The Federal net operating loss carryforward will begin to expire in 2023, and the state net operating loss carryforwards will begin to expire in 2008.

RHD is considered the taxpayer and, as such, any current income tax liabilities or benefits are reflected in amounts due to/from affiliates on the balance sheet. Accordingly, the deferred tax assets and deferred tax liabilities will be settled through RHD. With regard to the deferred tax assets, we believe that we will obtain the full benefit of such assets based on an assessment of the Company’s anticipated profitability during the years the deferred tax assets are expected to become tax deductions.

8. Benefit Plans

Retirement Plans. RHD has a defined benefit pension plan covering substantially all our employees with at least one year of service. The benefits to be paid to employees are based on years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Pension costs are determined using the projected unit credit actuarial cost method. RHD’s funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required to be made in 2004 or 2003. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. RHD uses a measurement date of December 31 for the majority of our plan assets. Pension expense allocated to us by RHD under this plan was $1.2 million and $0.7 million during 2004 and 2003, respectively

RHD also has an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan). Pension expense allocated to us by RHD under this plan was $0.1 million in 2004. No expense was recognized under this plan in 2003.

RHD offers a defined contribution savings plan to substantially all our employees and contributes $0.50 for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions). Contributions under this plan allocated to us by RHD were $0.7 million, and $0.9 million for the years ended December 31, 2004 and 2003, respectively.

Other Postretirement Benefits. RHD has an unfunded postretirement benefit plan that provides certain healthcare and life insurance benefits to our full-time employees who reach retirement age while working for the Company. Total pension expense allocated to us by RHD for the defined benefit pension plan and the PBEP during 2004 and 2003 was $1.0 million and $.7 million respectively.

9. Commitments

We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2012. Rent and lease expense for 2004 and 2003 was $4.1 million and $5.9 million, respectively. The future non-cancelable minimum rental payments applicable to operating leases at December 31, 2004 are:

2005	$1,824
2006	1,691
2007	1,516
2008	1,158
2009	774
Thereafter.	1,018

Total	$7,981

We have entered into a long-term purchase agreement for paper used in the publishing of our directories. The purchase commitment for the paper is with one supplier and is estimated, based on minimum required quantities, to aggregate approximately $34.9 million through 2006. Minimum purchases required under this agreement are $16.8 million in 2005 and $18.1 million in 2006.

10. Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of our business. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessments and estimates of these liabilities accordingly.

Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position.

11. Pledge of Capital Stock

In connection with RHD’s acquisition of the directory publishing business of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana on September 1, 2004 (the, “SBC Directory Acquisition”), RHD Inc. amended and restated its Credit Facility (“Credit Facility”), which at that time consisted of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million revolver for an aggregate facility of $2,525 million. On December 6, 2004, RHD Inc. amended its Credit Facility creating a new Term Loan A-3 and a new Term Loan D, both replacing the Term Loan B-2. Term Loans A-2, A-3 and D require quarterly principal payments. As of December 31, 2004, the outstanding balances of Term Loans A-2, A-3 and D were $526 million, $194 million and $1,441 million, respectively, and $41 million was outstanding under the Revolver. The Revolver, Term Loan A-2 and Term Loan A-3 mature in December 2009, and Term Loan D matures in June 2011. RHD Inc. also has issued $325 million of 8.875% Senior Notes (“Senior Notes”) and $600 million of 10.875% Senior Subordinated Notes (“Subordinated Notes,” and, collectively with the Senior Notes, the “Notes”). The Senior Notes became secured in connection with the amendment and restatement of the Credit Facility for the SBC Directory Acquisition. Our capital stock, and thus indirectly all of our assets and stockholders’ equity (if any), are pledged as collateral to secure RHD Inc.’s’ obligations under its Credit Facility and the Senior Notes. We also guarantee the Senior Notes and the Notes. The total principal amount of the Senior Notes subject to the pledge of capital stock as of December 31, 2004 was $325 million.

RHD’s Credit Facility and the indentures governing the Notes contain usual and customary negative covenants that, among other things, place limitations on its and our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends (except we may freely pay dividends to our parent) and repurchase capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock; and (vi) engage in transactions with affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.

12. Related Party Transactions and Allocations

RHD and its affiliates provide us with operating and general and administrative services, which include pre-press publishing, information technology, accounting, finance, and customer credit and collection. Certain cost are directly assigned and indirect costs of RHD and its affiliates, where appropriate, are allocated to us based on several factors, including relative equity, number of employees, and a composite based on our proportionate share of certain direct and allocated charges. Direct and indirect cost charges allocated to us during the years ended December 31, 2004 and 2003 were $44.5 million and $67.1 million, respectively. The decrease in these charges resulted from a realignment and consolidation by RHD to achieve operating efficiencies.

Financing activities are managed by RHD on a centralized basis. Under this centralized cash management program, RHD and the Company advanced funds to each other. These intercompany net advances were classified as a current asset or liability and were non-interest bearing.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
of Sprint Corporation and R.H. Donnelley Corporation:

We have audited the accompanying combined consolidated balance sheet as of December 31, 2002 of the directory publishing operations of Sprint Corporation (Sprint Publishing & Advertising), as described in Note 1, and the related combined consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of Sprint Publishing & Advertising’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined consolidated financial position of Sprint Publishing & Advertising at December 31, 2002, and the combined consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri
January 31, 2003

SPRINT PUBLISHING & ADVERTISING
COMBINED CONSOLIDATED BALANCE SHEET
December 31, 2002
(in thousands)

Assets

Current Assets
Cash	$1,691
Accounts receivable
Billed	55,300
Unbilled	263,779
Allowance for doubtful accounts and deferred revenue credits	(35,073)

Accounts receivable, net	284,006
Deferred directory costs	97,190
Advances to parent company	4,538
Deferred income taxes	35,697
Prepaid expenses and other	3,899

Total current assets	427,021
Property, plant and equipment
Data processing	30,669
Other	11,216
Accumulated depreciation	(29,906)

Net property, plant and equipment	11,979
Deferred income taxes	6,568
Goodwill and other assets	1,299

Total	$446,867

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$8,555
Accrued printing	8,809
Deferred revenue	292,775
Payroll and employee benefits	5,341
Affiliated payables	4,603
Other	11,587

Total current liabilities	331,670
Noncurrent Liabilities
Long-term obligation	16,110
Post-retirement, pension, and other benefits obligations	19,040

Total noncurrent liabilities	35,150
Minority interest	(5,555)

Shareholders’ Equity
Common stock
DirectoriesAmerica, Inc. par value $1 per share, 10,000 shares authorized, and 1,004 shares issued and outstanding	1
Centel Directory Company, no par value per share, 10 shares authorized, issued and outstanding	—
Capital in excess of par value	176
Combined retained earnings	85,425

Total shareholders’ equity	85,602

Total	$446,867

See accompanying Notes to Combined Consolidated Financial Statements.

SPRINT PUBLISHING & ADVERTISING
COMBINED CONSOLIDATED STATEMENT OF INCOME
Year ended December 31, 2002
(in thousands)

Net operating revenues	$545,604

Operating Expenses
Cost of services and products	202,481
Selling, general and administrative	50,663
Depreciation	8,604
Restructuring charge	180

Total operating expenses	261,928

Operating income	283,676

Interest expense	1,875
Minority interest in loss/(income)	282
Priority distributions	17,703
Other income, net	1,523

Income before income taxes	265,903

Income taxes	103,763

Net income	$162,140

See accompanying Notes to Combined Consolidated Financial Statements.

SPRINT PUBLISHING & ADVERTISING
COMBINED CONSOLIDATED STATEMENT OF CASH FLOWS
Year ended December 31, 2002
(in thousands)

Operating Activities
Net income	$162,140
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	26,521
Depreciation	8,604
Deferred income taxes	(17,116)
Minority interest in earnings in CenDon, L.L.C.	(282)
Priority distributions to minority interest	17,703
Changes in assets and liabilities:
Accounts receivable	(17,412)
Deferred directory costs	4,531
Other current assets	(1,074)
Accounts payable	3,636
Deferred revenue	4,211
Accrued expenses and other current liabilities	(5,266)
Affiliated receivables and payables, net	1,044
Noncurrent assets and liabilities	111
Other, net	(650)

Net cash provided by operating activities	186,701

Investing Activities
Capital expenditures	(1,616)
Changes in advances to parent company	8,552

Net cash provided by investing activities	6,936

Financing Activities
Distributions paid to minority interest, net	(17,946)
Dividends paid	(174,000)

Net cash used by financing activities	(191,946)

Increase in cash and equivalents	1,691

Cash and equivalents, beginning of year	—

Cash and equivalents, end of year	$1,691

Supplemental Information
Cash received for interest	$967

Cash paid for income taxes	$117,813

See accompanying Notes to Combined Consolidated Financial Statements.

SPRINT PUBLISHING & ADVERTISING
COMBINED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Year ended December 31, 2002
(in thousands)

		Centel	Combined
		Directory	Retained
	DirectoriesAmerica,Inc.	Company	Earnings	Total

Beginning 2002 balance	$166	$11	$97,285	$97,462
Common stock dividends			(174,000)	(174,000)
Net income			162,140	162,140

Ending 2002 balance	$166	$11	$85,425	$85,602

See accompanying Notes to Combined Consolidated Financial Statements.

SPRINT PUBLISHING & ADVERTISING
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Basis of Combination and Presentation

The combined consolidated financial statements include the accounts of DirectoriesAmerica, Inc. with its wholly owned subsidiary Sprint Publishing and Advertising, Inc. (SPA, Inc.) and Centel Directory Company (CDC), collectively referred to as Sprint Publishing & Advertising. All significant intercompany amounts have been eliminated. DirectoriesAmerica, Inc. and CDC are wholly owned by Sprint Corporation (Sprint). On January 3, 2003, Sprint completed the sale of Sprint Publishing and Advertising (See Note 10).

The combined consolidated financial statements are prepared using accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Sprint Corporation

Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint’s business is divided into three main lines of business: the global markets division, the local division and the PCS wireless telephony products and services business. The FON common stock is intended to reflect the financial results and economic value of the global markets division, the local telecommunications division and other businesses consisting primarily of wholesale distribution and telecommunications products. Sprint Publishing & Advertising, effective in the third quarter of 2002, was reported as discontinued operations of the FON Group. The PCS common stock is intended to reflect the financial results and economic value of the PCS wireless telephony products and services business.

Operations

Sprint Publishing & Advertising publishes and markets approximately 260 revenue producing white and yellow pages directories primarily in territories served by Sprint’s local telecommunications division.

Material Agreements

Sprint Publishing & Advertising entered into Sales Agency Agreements with R.H. Donnelley Inc. Under the agreements, R.H. Donnelley Inc. provides sales management services and sales forces for certain directories and receives a commission based on certain advertising revenues sold into those directories. The agreement with CDC has an expiration date of January 1, 2009 (this agreement has an automatic two-year extension through January 1, 2011) and the agreement with SPA, Inc. expires on December 31, 2004.

SPA, Inc. has entered into a Directory Manufacturing Agreement with R.R. Donnelley and Sons Company for the printing of substantially all of its directories. This agreement has an expiration date for print and binding services of December 31, 2007.

CDC and SPA, Inc. have entered into Production Agreements with R.H. Donnelley Inc. for the production of and pre-press graphic services for the CenDon, L.L.C. and Central Florida directories, respectively. These agreements have an expiration date of December 31, 2003.

In conjunction with the CenDon Partnership restructuring, CDC has agreed to priority distributions, which accrue to R.H. Donnelley Inc. through 2004. These priority distributions approximate the partnership distributions anticipated under the initial CenDon Partnership agreement.

Sprint Publishing & Advertising and CenDon, L.L.C. have entered into a Directory Agreement with Sprint’s local telecommunications companies. This agreement provides Sprint Publishing & Advertising with access to the customer listings for the local territories and the right to use the listings in the directories. The local telephone companies receive a fee based on the number of listings in each directory. The initial term of this agreement expires on December 31, 2004 and automatically renews for successive one-year terms, unless either party provides notice of termination.

Pursuant to the Sales Agency Agreement, CDC is obligated to replace the Directory Agreements so that CDC’s right to publish the directories is extended through the term of the Sales Agency Agreement. In the event CDC fails to replace each Directory Agreement by January 1, 2004, then, at any time prior to April 30, 2004, R.H. Donnelley Inc. may require CDC to purchase for cash R.H. Donnelley Inc.’s rights under the Sales Agency Agreement at fair market values determined in accordance with the Sales Agency Agreement.

The material agreements with R.H. Donnelley Inc. no longer apply effective January 3, 2003 as a result of the change in control. (See Note 10)

Income Taxes

Sprint Publishing & Advertising’s operations are included in the consolidated income tax return of Sprint Corporation. Income tax is recognized by the entities that comprise Sprint Publishing & Advertising on the basis of each entity filing separate returns.

Sprint Publishing & Advertising records deferred income taxes based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases.

Revenue Recognition and Deferred Directory Costs

Revenues from the sale of advertising placed in each directory are deferred and amortized over the life of the directory, generally one year. Expenditures directly related to sales, production, printing and distribution of directories are deferred and amortized over the same period as the related revenues.

Advertising Expense

Sprint Publishing & Advertising recognizes advertising expense as incurred. These expenses include production, media and other promotional and sponsorship costs. Total advertising expense was approximately $4,514,000 in 2002.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The cost of property, plant and equipment is depreciated on a straight-line basis over estimated economic useful lives. Repair and maintenance costs are expensed as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. Prior to adoption of SFAS No. 142, goodwill was amortized over five years using the straight-line method. Goodwill net of accumulated amortization included in the combined consolidated balance sheet was $1,275,000 at December 31, 2001.

Sprint Publishing & Advertising adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. This standard prescribes the accounting treatment for both identifiable intangibles and goodwill after initial recognition. Upon adoption of the standard, amortization of goodwill and indefinite life intangibles ceased and accumulated amortization as of December 31, 2001 reduced the carrying value of these assets. Periodic impairment testing of these assets is now required. Concurrent with adoption, Sprint Publishing & Advertising evaluated for impairment its goodwill and indefinite life intangibles in accordance with the standard’s guidance and determined these assets were not impaired.

Stock-based Compensation

Sprint Publishing & Advertising accounts for their stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Based on the additional disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table illustrates the effect on net income for the year ended December 31, 2002 if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” (See Note 9 for additional information regarding SFAS No. 148)

2002

Net income, as reported	$162,140
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	34
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,628)

Pro forma net income	$160,546

2.     Related Party Transactions and Allocations

Sprint directly assigns, where possible, certain general and administrative costs to Sprint Publishing & Advertising based on its actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other indirect methods, including time studies, to estimate the allocation of costs to each operating unit. Cost allocation methods other than time studies include factors (general, marketing or headcount) derived from the operating unit’s relative share of the predefined category referenced (e.g. headcount). Costs for shared services allocated to Sprint Publishing & Advertising totaled approximately $16,161,000 in 2002. The allocation of shared services may change at the discretion of Sprint’s Board.

Financing activities are managed by Sprint on a centralized basis. Debt has not been incurred by Sprint on behalf of Sprint Publishing & Advertising and is therefore, not reflected in the financial statements of Sprint Publishing & Advertising.

Under Sprint’s centralized cash management program, Sprint and Sprint Publishing & Advertising may advance funds to each other. These net advances are classified as a current asset and bear an interest rate that is substantially equal to the rate that Sprint, as a whole, obtains on a short-term basis.

The allocation of financing activities may change at the discretion of Sprint’s Board and does not require shareholder approval.

Sprint files a consolidated federal income tax return and certain state income tax returns, which include Sprint Publishing & Advertising results. Tax payments due to or from divisions within the FON Group are satisfied on the date Sprint’s related tax payment is due to or the refund is received from the applicable tax authority.

Sprint Publishing & Advertising’s related party transactions with Sprint and its affiliates were as follows (in thousands):

Transaction Description	2002
Expenses
Shared services	$16,161
Local and interexchange telephone service	1,174
Facility leases	117
Telecommunications equipment, materials and supplies purchased	9

Revenues
Interest income from Sprint, net	$967
Revenues from directories	2,237

3.     Restructuring Charge

In the fourth quarter of 2001, Sprint announced plans to take steps to improve its competitive position and reduce operating costs in the business units that comprise its FON Group. These efforts included consolidation and streamlining of marketing and network operations, as well as streamlining of corporate support functions. This decision resulted in the allocation in 2001 of a one-time charge to Sprint Publishing & Advertising of $1,588,000, predominately associated with the severance costs of work force reductions.

     In 2002, Sprint performed an analysis to finalize the restructuring estimates recorded in the 2001 fourth quarter. This analysis resulted in an additional charge of $180,000. At December 31, 2002, substantially all amounts have been paid.

4.     Employee Benefit Plans

Defined Benefit Pension Plan

Most Sprint Publishing & Advertising employees are covered by Sprint’s noncontributory defined benefit pension plan. Pension benefits are based on years of service and the participants’ compensation.

Sprint’s policy is to make plan contributions equal to an actuarially determined amount consistent with federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants’ working lives so benefits are fully funded at retirement.

Net pension costs or credits are determined for Sprint Publishing & Advertising based on a direct calculation of service costs and interest on projected benefit obligations, and an appropriate allocation of unrecognized prior service costs, amortization of unrecognized transition assets, actuarial gains and losses, and expected return on plan assets. Amounts included for the plan in the combined consolidated balance sheet include accrued pension expense of approximately $11,639,000 at December 31, 2002. Sprint Publishing & Advertising recorded net pension expense of approximately $1,512,000 in 2002.

Defined Contribution Plans

Sprint sponsors defined contribution employee savings plans covering most Sprint Publishing & Advertising employees. Participants may contribute portions of their pay to the plans. For union employees, Sprint matches contributions based on negotiated amounts. Sprint Publishing & Advertising does not have any union employees. Sprint also matches contributions of non-union employees in FON stock and PCS stock. The matching is equal to 50% of participants’ contributions up to 6% of their pay. In addition, Sprint may, at the discretion of its Board of Directors, provide additional matching contributions based on the performance of FON stock and PCS stock compared to other telecommunications companies’ stock. At year-end 2002, the plans held 42 million FON shares with a market value of $608 million and dividends reinvested into the plan of $20 million. At year-end 2002, the plans held 52 million PCS shares with a market value of $227 million. Amounts directly allocated to Sprint Publishing & Advertising for matching contributions and expenses were approximately $905,000 in 2002.

Postretirement Benefits

Sprint provides postretirement benefits (mainly medical and life insurance) to most Sprint Publishing & Advertising employees. Employees retiring before certain dates are eligible for benefits at no cost, or at a reduced cost. Employees retiring after certain dates are eligible for benefits on a shared-cost basis. Sprint funds the accrued costs as benefits are paid.

The amount of accrued postretirement benefit costs included in the combined consolidated balance sheet at December 31, 2002 was $6,629,000.

Net postretirement benefits costs are determined for Sprint Publishing & Advertising based on direct calculation of service costs and interest on accumulated postretirement benefit obligations and an appropriate allocation of unrecognized prior service costs and actuarial gains. Sprint Publishing & Advertising recorded a net periodic benefit credit of $491,000 in 2002.

5.     Income Taxes

Income tax expense consisted of the following for the year ended December 31, 2002:

2002
Current income tax expense
Federal	$103,404
State	17,475

Total current	120,879

Deferred income tax expense (benefit)
Federal	(15,889)
State	(1,227)

Total deferred	(17,116)

Total	$103,763

The differences that caused Sprint Publishing & Advertising’s effective income tax rates to vary from the 35% federal statutory rate for income taxes were as follows:

2002
Income tax expense at the federal statutory rate	$93,066
Effect of:
State income taxes, net of federal income tax effect	10,561
Other, net	136

Income tax expense	$103,763

Effective income tax rate	39.0%

Sprint Publishing & Advertising recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 2002, along with the income tax effect, were as follows:

	Assets	Liabilities

Property, plant and equipment	$—	$2,638
Intangibles	1,859	—
Deferred revenue	23,424	—
Postretirement and other benefits	7,307	—
Accrued expenses	—	1,535
Reserves and allowances	13,808	—
Other, net	40	—

Total	$46,438	$4,173

Management believes it is more likely than not that these deferred income tax assets will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities or ordinary operations. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some of these deferred income tax assets.

6.     Long-Term Obligation

In 1990, Sprint Publishing & Advertising entered into Directory Agreements with various Sprint local telephone companies, which includes termination fees. Initial installments were paid in 1990. The remaining installment payments are due quarterly in 2005 and total approximately $19,730,000. At year-end 2002, the long-term obligation recorded in Sprint Publishing & Advertising’s Combined Consolidated Balance Sheet is approximately $16,110,000, which represents the present value of the termination fees per the various Directory Agreements.

Interest was accrued on this present value liability at 10% per annum. Interest expense on these obligations totaled $1,238,000 in 2002.

The estimated fair value of the long-term obligation was $18,078,000 at December 31, 2002. This estimated fair value of the long-term obligation was based on quoted market prices for publicly traded issues.

See Note 10 for treatment subsequent to the change in control.

7.     Commitments and Contingencies

Litigation, Claims and Assessments

From time to time various lawsuits arise in the ordinary course of business against Sprint Publishing & Advertising.

Management cannot predict the final outcome of these actions but believes they will not be material to Sprint Publishing & Advertising’s combined consolidated financial statements.

Operating Leases

Sprint Publishing & Advertising’s minimum rental commitments at year-end 2002 for all noncancelable operating leases, consisting mainly of leases for data processing equipment, are as follows:

2003	$2,528
2004	1,468
2005	768
2006	430
2007	430
Thereafter	1,791

Sprint Publishing & Advertising’s gross rental expense totaled $1,837,000 in 2002. Rental commitments for subleases, contingent rentals and executory costs were not significant.

8.     Additional Financial Information

Printing costs paid to one vendor represented approximately 17% of Sprint Publishing & Advertising’s net operating expenses in 2002.

Sales agency and directory production services paid to one vendor represent approximately 21% of Sprint Publishing & Advertising’s net operating expenses in 2002.

9.     Recently Issued Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections”. The provisions related to Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions related to Statement No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The recission of Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and Statement No. 64, “Extinguishment of Debt to Satisfy Sinking-Fund Requirements”, requires that gains and losses from the extinguishment of debt be reported in other income or expense. The gains and losses would be reported as extraordinary items only if they are unusual in nature and occur infrequently. The amendment to Statement No. 13, “Accounting for Leases”, requires that modifications to capital leases that give rise to operating lease classification be treated as a sale-leaseback. Sprint Publishing & Advertising will adopt this statement as the provisions become effective. Sprint Publishing & Advertising has determined that there will be no material impact of adopting this standard.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The objective of this statement is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets by requiring the fair value of a liability for the asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recognized, the asset retirement costs should also be capitalized by increasing the carrying amount of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized costs are depreciated over the useful life of the associated asset. Sprint Publishing & Advertising has assessed its legal obligations and, accordingly, has determined that there will be no material impact of adopting this standard. This statement is effective for fiscal years beginning after June 15, 2002. Sprint Publishing & Advertising intends to adopt this standard on January 1, 2003.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for financial statements where exit or disposal activities are initiated after December 31, 2002. This statement nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”, which allowed recognition of a liability for exit and disposal activities upon management’s intent to exit or dispose of an activity. This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Sprint Publishing & Advertising will adopt this statement for exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. This statement amends Statement No. 123, “Accounting for Stock-Based Compensation”. The provisions of this statement are effective for interim and annual financial statements for fiscal years ending after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Also, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Sprint Publishing & Advertising has not adopted the fair value recognition method, but will adopt the disclosure requirements of this statement.

10.     Subsequent Events

On January 3, 2003, Sprint completed the sale of its directory publishing business to R.H. Donnelley Inc. for $2.23 billion in cash. As part of this stock sale agreement, the long-term obligation will be settled with a $14 million payment from R.H. Donnelley Inc. and a payment from SPA for the remainder of the future value of the obligation as part of settling intercompany accounts.

Concurrent with the sale transaction, the entities comprising SPA underwent a name change. Sprint Publishing & Advertising, Inc., changed its name to R.H. Donnelley Publishing & Advertising, Inc. and Centel Directory Company changed its name to R.H. Donnelley Directory Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of R.H. Donnelley Corporation and
R.H. Donnelley APIL Inc.

In our opinion, the accompanying balance sheets and the related consolidated statements of operations, cash flows and changes in shareholder’s equity present fairly, in all material respects, the financial position of R.H. Donnelley APIL Inc. (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina
March 16, 2005

R.H. DONNELLEY APIL INC.
BALANCE SHEETS

	December 31,
(in thousands except share and per share data)	2004	2003

Assets
Current Assets
Cash and cash equivalents	$82	$8
Accounts receivable – from affiliate in 2004	84,552	93,449
Current portion of notes receivable from affiliates	55,476	—
Amounts due from affiliates	5,934	—

Total current assets	146,044	93,457
Long-term notes receivable from affiliates	1,058,777	—

Total Assets	$1,204,821	$93,457

Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable and accrued liabilities	$18	$5
Amounts due to affiliates	—	30,078

Total current liabilities	18	30,083
Commitments and contingencies
Shareholder’s Equity
Common stock, par value $.01 per share, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,201,974	63,374
Retained earnings	2,829	—

Total shareholder’s equity	1,204,803	63,374

Total Liabilities and Shareholders’ Equity	$1,204,821	$93,457

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY APIL INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands)	2004	2003	2002

Gross revenue	$88,644	$96,706	$96,982
Expenses
Operating expenses	71	50	194
General and administrative expenses	15	570	75

Total expenses	86	620	269
Operating income	88,558	96,086	96,713

Interest income on notes receivable from affiliates	15,625	208,585	7,129

Income before income taxes	104,183	304,671	103,842
Provision for income taxes	38,965	110,988	37,828

Net income	$65,218	$193,683	$66,014

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY APIL INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2004	2003	2002

Cash Flows from Operating Activities
Net income	$65,218	$193,683	$66,014
Reconciliation of net income to net cash provided by operating activities:
Depreciation	—	2	—
Changes in assets and liabilities:
Decrease in accounts receivable	8,897	4,531	5,780
Increase (decrease) in accounts payable and accrued liabilities	13	4	(18)

Net cash provided by operating activities	74,128	198,220	71,776
Cash Flows from Investing Activities
Investment in affiliate	—	(2,227,475)	—
Note receivable issued to affiliates	(1,138,600)	—	—
Principal repayments on notes receivable from affiliates	24,347	111,840	—

Net cash used in investing activities	(1,114,253)	(2,115,635)	—
Cash Flows from Financing Activities
Capital contributions from parent	1,138,600	2,227,475	—
Change in amounts due from/to affiliates, net	(36,012)	87,970	20,188
Dividends paid	(62,389)	(398,038)	(91,977)

Net cash provided by (used in) financing activities	1,040,199	1,917,407	(71,789)

Increase (decrease) in cash and cash equivalents	74	(8)	(13)
Cash and cash equivalents, beginning of year	8	16	29

Cash and cash equivalents, end of year	$82	$8	$16

Supplemental Information
Cash interest received	$15,184	$208,585	$7,129

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY APIL INC.
STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

				Total
	Common Stock	Additional	Retained	Shareholder’s
(in thousands except stock value data)	Shares	Paid-in-Capital	Earnings	Equity

Balance, December 31, 2001	1	$91,855	$15,398	$107,253
Net income	—	—	66,014	66,014
Cash dividend	—	(10,565)	(81,412)	(91,977)

Balance, December 31, 2002	1	81,290	—	81,290
Net income	—	—	193,683	193,683
Capital contribution from parent		2,227,475	—	2,227,475
Cash dividend	—	(342,125)	(55,913)	(398,038)
Distribution of subsidiary to parent	—	(1,903,266)	(137,770)	(2,041,036)

Balance, December 31, 2003	1	63,374	—	63,374
Net income	—	—	65,218	65,218
Cash dividend	—	—	(62,389)	(62,389)
Capital contribution from parent	—	1,138,600	—	1,138,600

Balance, December 31, 2004	1	$1,201,974	$2,829	$1,204,803

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY APIL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands)

1. Business and Basis of Presentation

The consolidated financial statements for the years ended December 31, 2003 and 2002 include the accounts of R.H. Donnelley APIL Inc. (the “Company”, “APIL”, “we,” “us” and “our”) and its direct wholly owned subsidiary R.H. Donnelley Acquisitions, Inc. (“RHD Acquisitions”). In December 2003, the Company transferred the assets and liabilities of RHD Acquisitions to RH Donnelley, Inc. (“RHD Inc.”). Commencing December 31, 2003 the accompanying financial statements represent solely those of the Company. The Company is a wholly owned subsidiary of RHD Inc., a wholly owned subsidiary of R.H. Donnelley Corporation (“RHD”). All intercompany transactions and balances have been eliminated.

On September 1, 2004, RHD completed the acquisition of the directory publishing business (“SBC Directory Business”) of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana (the “Territory”), including SBC’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between RHD Inc. and an affiliate of SBC (collectively, the “SBC Directory Acquisition”). DonTech is now a 50/50 general partnership between RHD Inc. and one of its wholly owned subsidiaries, and the exclusive sales agent for SBC-branded yellow pages, white pages and street address directories published in the Territory. APIL was incorporated on April 7, 2000 and is principally engaged in the business of managing the Revenue Participation Agreement (“RPI Agreement”) between RHD Inc. and R.H. Donnelley Publishing & Advertising of Illinois Partnership (“PAIL Partnership”), formerly known as Ameritech Publishing of Illinois Partners Partnership (“APIL Partners”). APIL Partners was an indirect wholly owned subsidiary of SBC prior to the SBC Directory Acquisition on September 1, 2004.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The financial statements for the year ended December 31, 2004 include the accounts of APIL on a single company basis. For the years 2003 and 2002, the consolidated financial statements include the accounts of the APIL and RHD Acquisitions, its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

Revenue Recognition. The Company earns revenue under the terms of the RPI Agreement, which is based on DonTech’s advertising sales and is recognized when a sales contract is executed with a customer. Prior to the SBC Directory Acquisition, we earned RPI revenue from APIL Partners, an affiliate of SBC. Subsequently, our RPI revenue is earned from PAIL Partnership, an affiliate of RHD, and totaled $23.5 million during 2004.

Cash and Cash Equivalents. Cash equivalents include liquid investments with an original maturity of three months or less, and the carrying amounts approximate fair value.

Accounts Receivable. At December 31, 2003 and through the date of the SBC Directory Acquisition, accounts receivable consisted of the revenue participation receivable balances owed to us from SBC. Upon completion of the SBC Directory Acquisition, amounts owed to us under the RPI Agreement are also included in accounts receivable and represent amounts due from PAIL Partnership, an affiliate of ours.

Income Taxes. We are included in RHD’s combined federal income tax return. We account for income taxes under the liability method in accordance with SFAS 109, Accounting for Income Taxes. Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 4 for more information regarding our provision for income taxes.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Notes Receivable from Affiliates and Related Interest Income

In 2004, we issued two notes in connection with the SBC Directory Acquisition. One note was issued to the newly formed R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (“PAIL Holdings”) and the other to the newly formed

DonTech Holdings, LLC (“DTH”), both entities are wholly owned direct subsidiaries of RHD Inc. The notes are recorded at face value and the carrying amounts approximate fair values. Principal and interest payments are due quarterly and mature in 2011. Interest accrues on all unpaid principal at an annual rate equal to the composite interest rate applicable to borrowings under RHD’s Credit Facility (as defined in Note 5) and was approximately 4.2% during the four months ended December 1, 2004. Interest income from PAIL Holdings and DTH for 2004 was $13.8 million and $1.9 million, respectively.

The carrying amounts of our notes are summarized as follows at December 31, 2004:

PAIL Holdings	$981,161
DTH	133,092

Total	$1,114,253

During 2003 and 2002, RHD Acquisitions received interest income of $7.1 million for each of the years on a $99.9 million promissory note bearing interest at an annual rate of 7.1% due from RHD Inc. Additionally, during 2003, RHD Acquisitions issued a $2,227 million note receivable bearing an annual interest rate of 9.3% to R.H. Donnelley Publishing and Advertising, an affiliate, and received related interest income on the note of $201.5 million. The 2003 note was issued in connection with the acquisition of the directory business of Sprint Corporation.

4. Income Taxes

Provision for income taxes consisted of:

	2004	2003	2002
Current provision
U.S. Federal	$35,120	$106,634	$36,344
State and local	3,845	4,354	1,484

Total current provision	38,965	110,988	37,828

Provision for income taxes	$38,965	$110,988	$37,828

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate.

	2004	2003	2002
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	2.4	1.4	1.4

Effective tax rate	37.4%	36.4%	36.4%

The 2004 tax provision is based on an effective tax rate of 37.4%. RHD Inc. is considered the taxpayer and, as such, any current income tax liabilities are reflected in amounts due to affiliates on the balance sheet.

5. Pledge of Capital Stock

In connection with the SBC Directory Acquisition, RHD Inc. amended and restated its Credit Facility (“Credit Facility”), which at that time consisted of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million revolver for an aggregate facility of $2,525 million. On December 6, 2004, RHD Inc. amended its Credit Facility creating a new Term Loan A-3 and a new Term Loan D, both replacing the Term Loan B-2. Term Loans A-2, A-3 and D require quarterly principal payments. As of December 31, 2004, the outstanding balances of Term Loans A-2, A-3 and D were $526 million, $194 million and $1,441 million, respectively, and $41 million was outstanding under the Revolver. The Revolver, Term Loan A-2 and Term Loan A-3 mature in December 2009, and Term Loan D matures in June 2011. RHD Inc. also has issued $325 million of 8.875% Senior Notes (“Senior Notes”) and $600 million of 10.875% Senior Subordinated Notes (“Subordinated Notes,” and, collectively with the Senior Notes, the “Notes”). The Senior Notes became secured in connection with the amendment and restatement of the Credit Facility for the SBC Directory Acquisition. Our capital stock, and thus indirectly all of our assets and stockholder’s equity, is pledged as collateral to secure RHD Inc.’s obligations under its Credit Facility and the Senior Notes. We also guarantee the Senior Notes and the Senior Subordinated Notes. The total principal amount of the Senior Notes subject to the pledge of capital stock as at December 31, 2004 was $325 million.

RHD’s Credit Facility and the indentures governing the Notes contain usual and customary negative covenants that, among other things, place limitations on its and our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends (except we may freely pay dividends to our parent) and repurchase capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock; and (vi) engage in transactions with affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.

6. Related Party Transactions

We have entered into various agreements and business transactions with RHD Inc. and its subsidiaries during each of the years in the three-year period ended December 31, 2004.

We entered into an annual lease agreement with RHD Inc. to rent office space in Las Vegas, Nevada. Rent expense under this arrangement totaled $10,000 for each year ended December 31, 2003 and 2002, respectively. This agreement was terminated during 2003.

In accordance with a continuing dividend resolution passed by our Board of Directors, each month we distribute cash received from the RPI Agreement to RHD Inc. in the form of a dividend. Dividends declared and paid by us to RHD Inc. for the years ended December 31, 2004, 2003, and 2002 were $62.4 million, $398.0 million, and $92.0 million, respectively.

In December 2003, the Company distributed its 100% ownership in the capital stock of RHD Acquisitions to its parent company, RHD Inc. The distribution, which amounted to $2,041 million, is reflected in the Statement of Shareholder’s Equity. No gain or loss was recognized on the transaction.

RHD Inc. made a capital contribution to the Company in the amount of $1,139 million in September 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of R.H. Donnelley Corporation and
Board of Directors and Partners of DonTech II Partnership:

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in partners’ capital present fairly, in all material respects, the financial position of the DonTech II Partnership (“DonTech”) at December 31, 2003, and the results of its operations and its cash flows for the eight months ended August 31, 2004, and years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of DonTech’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of R.H. Donnelley Corporation and
Board of Directors and Partners of DonTech II Partnership:

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in partners’ capital present fairly, in all material respects, the financial position of the DonTech II Partnership (“DonTech”) at December 31, 2004, and the results of its operations and its cash flows for the four months ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of DonTech’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina
March 16, 2005

DONTECH
BALANCE SHEETS

	Successor	Predecessor
	December 31,
(in thousands)	2004	2003

Assets
Current Assets
Cash and cash equivalents	$4	$4,775
Commissions receivable from related party	88,940	97,730
Amounts due from affiliates	35,485	—
Other current assets	607	560

Total current assets	125,036	103,065
Fixed assets and computer software, net	5,371	5,677
Intangible assets, net	104,096	—
Goodwill	32,066	—
Pension asset	—	7,199
Other assets	1,478	1,565

Total Assets	$268,047	$117,506

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$1,752
Accrued liabilities	5,584	5,280

Total current liabilities	5,584	7,032
Pension and post-retirement benefits other than pensions	7,331	4,624
Deferred rent credits	1,676	1,435

Total liabilities	14,591	13,091
Commitments and contingencies
Partners’ capital	253,615	104,764
Accumulated other comprehensive loss	(159)	(349)

Total Liabilities and Partners’ Capital	$268,047	$117,506

The accompanying notes are an integral part of the financial statements.

DONTECH
STATEMENTS OF OPERATIONS

		Predecessor
	Successor	Eight
	Four Months	Months
	Ended	Ended	Predecessor
	December 31,	August 31,	Year Ended December 31,
(in thousands)	2004	2004	2003	2002

Sales commissions from related party, net	$24,771	$68,777	$99,711	$101,792
Expenses
Selling	17,178	30,297	46,773	48,016
Administrative	1,893	7,962	11,832	10,273
Occupancy and depreciation	1,898	4,495	6,720	7,388
Amortization of intangible assets and other	1,994	595	860	885

Total operating expenses	22,963	43,349	66,185	66,562
Operating income	1,808	25,428	33,526	35,230
Other income, net	—	126	1,168	1,729

Net income	$1,808	$25,554	$34,694	$36,959

Comprehensive Income
Net income	$1,808	$25,554	$34,694	$36,959
Minimum pension liability adjustment	190	—	(349)	—

Comprehensive income	$1,998	$25,554	$34,345	$36,959

The accompanying notes are an integral part of the financial statements.

DONTECH
STATEMENTS OF CASH FLOWS

		Predecessor
	Successor	Eight
	Four Months	Months	Predecessor
	Ended	Ended	Year Ended December 31,
	December 31,	August 31,
(in thousands)	2004	2004	2003	2002

Cash Flows from Operating Activities
Net income	$1,808	$25,554	$34,694	$36,959
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,230	1,212	1,603	1,702
Loss on disposal of fixed assets	—	23	205	26
Changes in assets and liabilities:
Increase in commissions receivable	8,563	227	4,628	6,117
(Increase) decrease in prepaid expenses	(432)	385	94	(743)
Increase in receivable from landlord	—	—	—	(450)
(Increase) decrease in other assets	(22)	39	2,086	1,322
(Decrease) increase in accounts payable	(1,068)	(684)	150	29
Increase (decrease) in accrued liabilities	164	323	(84)	457
Increase in pension and post-retirement benefits	2,714	—	—	—
(Decrease) increase in deferred rent credits	(57)	298	(115)	1,579

Net cash provided by operating activities.	12,900	27,377	43,261	46,998
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(23)	(1,235)	(1,450)	(678)

Net cash used in investing activities	(23)	(1,235)	(1,450)	(678)
Cash Flows from Financing Activities
Distribution to partners	—	(26,500)	(42,452)	(44,850)
Change in amounts due to affiliates	(17,290)	—	—	—
Increase (decrease) in distribution payable	—	—	(3,600)	3,600

Net cash used in financing activities	(17,290)	(26,500)	(46,052)	(41,250)

(Decrease) increase in cash and cash equivalents	(4,413)	(358)	(4,241)	5,070
Cash and cash equivalents, beginning of period	4,417	4,775	9,016	3,946

Cash and cash equivalents, end of period	$4	$4,417	$4,775	$9,016

The accompanying notes are an integral part of the financial statements.

DONTECH
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	DonTech	R.H.	Ameritech
	Holdings,	Donnelley,	Publishing of
(in thousands)	LLC	Inc.	Illinois, Inc.	Total

Predecessor Balance, January 1, 2002	$—	$90,105	$30,308	$120,413
Net income	—	18,479	18,480	36,959
Distributions to partners	—	(22,425)	(22,425)	(44,850)

Predecessor Balance, December 31, 2002	—	86,159	26,363	112,522
Net income	—	17,347	17,347	34,694
Distributions to partners	—	(21,226)	(21,226)	(42,452)

Predecessor Balance, December 31, 2003	—	82,280	22,484	104,764
Net income	—	12,777	12,777	25,554
Distributions to partners	—	(13,250)	(13,250)	(26,500)

Predecessor Balance, August 31, 2004	—	81,807	22,011	103,818

Contribution	170,000	—	—	170,000
Liquidation of partnership interest	—	—	(22,011)	(22,011)
Net income	904	904	—	1,808

Successor Balance, December 31, 2004	$170,904	$82,711	$—	$253,615

The accompanying notes are an integral part of the financial statements.

DONTECH
NOTES TO FINANCIAL STATEMENTS
(tabular amounts in thousands)

1. Form of Organization and Nature of Business

The DonTech II Partnership (“DonTech”, “we”, “us” and “our”) is a 50/50 general partnership between R. H. Donnelley Inc. (“RHD Inc.”) and DonTech Holdings, LLC (“DTH”). DTH is a limited liability company wholly owned by RHD Inc., a wholly owned subsidiary of R.H. Donnelley Corporation (“RHD”). On September 1, 2004, RHD completed the acquisition for $1.41 billion in cash of the directory publishing business (the “SBC Directory Business”) of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana, including SBC’s interests in DonTech, which at that time, was a 50/50 general partnership between RHD Inc. and Ameritech Publishing of Illinois, Inc. (“APIL”), an indirect wholly owned subsidiary of SBC (collectively, the “SBC Directory Acquisition”). On September 1, 2004, DTH made an initial capital contribution of $170 million to DonTech.

The SBC Directory Acquisition was accounted for as a purchase business combination by RHD and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on September 1, 2004. In connection with the purchase price allocation, $105 million of identifiable intangible assets and $32 million in goodwill related to DonTech. See “Identifiable Intangible Assets and Goodwill” below for additional information. The financial statements presented herein prior to September 1, 2004 are those of DonTech as a 50/50 general partnership between RHD Inc. and APIL (the “Predecessor”). The financial statements as of December 31, 2004 and for the four-month period then ended are those of DonTech subsequent to the SBC Directory Acquisition as a 50/50 general partnership between RHD Inc. and DTH (the “Successor”). See Note 3, “Acquisition” for a further description of the acquisition.

DonTech is the exclusive sales agent for SBC-branded yellow pages, white pages and street address directories published in Illinois and Northwest Indiana. The partnership receives a 27% commission on sales, net of provisions. DonTech’s cost structure includes principally sales, sales operations, office services, finance, facilities and related overhead. DonTech profits were shared equally between RHD Inc. and APIL for periods prior to the SBC Directory Acquisition. For periods after August 31, 2004, DonTech profits or losses are shared equally between RHD Inc. and DTH.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents. Cash and cash equivalents include liquid investments with an original maturity of three months or less, and the carrying amounts approximate fair value.

Revenue Recognition. Revenue is comprised of sales commissions reflected net of provisions and is recognized based upon execution of contracts in the period the contract was executed for the sale of advertising. Following the SBC Directory Acquisition, more than 99% of DonTech’s revenue is generated from DonTech’s sales agency agreement with R.H. Donnelley Publishing & Advertising of Illinois Partnership, an affiliate of RHD.

Fixed Assets and Computer Software. Fixed assets and computer software are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Upon asset retirement or other disposition, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the statement of operations. Amounts incurred for repairs and maintenance is charged to operations.

Identifiable Intangible Assets and Goodwill. As a result of the SBC Directory Acquisition, certain identifiable intangible assets specific to DonTech’s operations were recorded at their estimated fair value. Amortization expense for the four months ended December 31, 2004 was $0.9 million. Amortization expense for these intangible assets for each of the five succeeding years is estimated to be approximately $2.7 million. The acquired identifiable intangible assets and their respective book values at December 31, 2004 are shown in the table below.

	Directory Services	Customer
	Agreements	relationships	Total
Initial fair value	$90,000	$15,000	$105,000
Accumulated amortization	(600)	(304)	(904)

Net intangible assets	$89,400	$14,696	$104,096

Directory services agreements between SBC and RHD (including DonTech and other subsidiaries of RHD) include a directory services license agreement, a non-competition agreement, a SMARTpages reseller agreement and a directory publishing listing agreement (collectively, “SBC Directory Services Agreements”) with certain affiliates of SBC. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for SBC (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as SBC’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the SBC brand and logo on print directories in the Territory. The non-competition agreement prohibits SBC (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing SBC marks to any third party for that purpose. The SMARTpages reseller agreement gives us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto SBC’s SMARTpages.com platform (and any successor product as specified in the agreement). The directory publishing listing license agreement gives us the right to purchase and use basic SBC subscriber listing information and updates for the purpose of publishing directories. The SBC Directory Services Agreements (other than the SMARTpages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The SMARTpages reseller agreement has a term of 5 years. The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over the indicated terms. The fair value of the SMARTpages reseller agreement was not allocated to DonTech.

The fair value of customer relationships was determined based on the present value of estimated future cash flows and is being amortized under the income forecast method. The weighted average useful life of these relationships is approximately 20 years.

The excess purchase price for the SBC Directory Acquisition over the net tangible and identifiable intangible assets acquired of $212.9 million was recorded as goodwill and of this amount, $32.0 million related to DonTech based on the fair value of DonTech’s net assets acquired in the acquisition.

While we do not anticipate significant changes to the fair value of net assets acquired, additional information could come to our attention that may require us to revise the purchase price allocation in connection with the SBC Directory Acquisition. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded in 2004.

Pension and Other Postretirement Benefits. Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. We use the rates on Aa corporate bonds as a basis for determining our discount rate assumption. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors. See Note 7 for further information regarding our benefit plans.

Effective January 1, 2003 we reduced our estimated rate of return on plan assets from 9.75% to 8.25%. As a result of low investment returns over the few preceding years, as well as our outlook for the long term, particularly for equity securities, we determined that the prior assumed rate of return of 9.75% no longer reflected our best estimate of future long-term returns. Based on the then-current investment environment and the pension plan’s asset allocation, we determined that a long-term rate of return of 8.25% better reflected our expectations for future long-term returns.

Income taxes. No provision for income taxes is made as the proportional share of partnership income is the responsibility of the individual partners.

Concentration of Credit Risk. Financial instruments, which potentially subject DonTech to a concentration of credit risk, consist principally of receivables from affiliates for sales commissions. Prior to the SBC Directory Acquisition, these amounts were due from SBC. Subsequently, sales commissions are due from an RHD affiliate, R.H. Donnelley Publishing & Advertising of Illinois Partnership. DonTech does not require any of its affiliates to provide collateral.

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

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or partners’ capital.

New Accounting Pronouncements. On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment” (“FAS 123(R)”). FAS 123(R); requires companies to calculate the fair value of stock options granted to employees, and amortize that amount over the vesting period as an expense through the income statement. The accounting provisions of FAS 123(R); are effective for interim periods beginning after June 15, 2005, but companies have a choice of transition methods: modified prospective, modified retrospective, or early adoption. Management is presently evaluating the transition method and effective date for transition to FAS 123(R); during 2005 and what impact adoption of FAS 123(R); may have on DonTech.

In May 2004, the Financial Accounting Standards Board issued Financial Staff Position (“FSP”) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement healthcare plans that provide drug benefits. The Act introduces prescription drug care benefits under Medicare and also allows for certain sponsors of postretirement benefit plans with a drug benefit to receive a non-taxable federal subsidy if certain criteria are met. The FSP requires interim and annual period financial statements beginning after June 15, 2004 to include the effect of the subsidy on the measurement of net periodic postretirement benefit costs. DonTech adopted the provisions of the FSP in the fourth quarter of 2004, which resulted in decrease to its accumulated postretirement benefit obligation of approximately $1.8 million.

3. Acquisition

On September 1, 2004, RHD completed the SBC Directory Acquisition for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to RHD related to DonTech. In connection with the purchase price allocation, $105 million of identifiable intangible assets and $32 million in goodwill related to DonTech. The primary purpose of this acquisition was to complete RHD’s transformation from a sales agent and pre-press vendor for yellow pages advertising to a leading publisher of yellow pages directories with control of its business.

The acquisition was accounted for as purchase business combination in accordance with SFAS 141, Business Combinations. The purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Certain long-term intangible assets were identified and recorded at their estimated fair value. Identifiable intangible assets acquired include directory services agreements between the Company and SBC, customer relationships and acquired trademarks and trade names. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 2, Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill, for a further description of our intangible assets and goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the SBC Directory Acquisition on September 1, 2004 specific to DonTech:

Current assets	$51,616
Non-current assets	2,837
Intangible assets	105,000
Goodwill	32,066

Total assets acquired	191,519
Current liabilities	(9,232)
Non-current liabilities	(867)

Total liabilities assumed	(10,099)

Net assets acquired	$181,420

4. Fixed Assets and Computer Software

Fixed assets and computer software consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2004	2003
Furniture, fixtures, and equipment	$2,860	$7,109
Computers and software	1,521	5,913
Leasehold improvements	1,316	1,969

Total cost	5,697	14,991
Less accumulated depreciation and amortization	(326)	(9,314)

Net fixed assets and computer software	$5,371	$5,677

Depreciation and amortization expense for the four months ended December 31, 2004, the eight months ended August 31, 2004, and the years ended December 31, 2003 and 2002 was $0.3 million, $1.2 million, $1.6 million and $1.7 million, respectively.

During the eight months ended August 31, 2004, and the year ended December 31, 2003, DonTech disposed of fixed assets with a cost of $0.4 million and $12.1 million respectively. These assets disposed of had a net book value of $0.02 million and $0.2 million, respectively, with no significant sales proceeds, resulting in losses on disposal, which are reflected in the statement of operations as other income, net.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	Successor	Predecessor
	December 31,	December 31,

Accrued bonuses, commissions and other employee expenses	$5,561	$5,081
Other accrued liabilities	23	199

	$5,584	$5,280

6. Related Party Transactions

RHD and its subsidiaries provide us with general and administrative services, which we record as expenses. Where possible, certain costs are directly assigned to us. Indirect costs of RHD and its subsidiaries, where appropriate, are allocated to us based on several factors, including relative equity, number of employees and a composite based on our proportionate share of certain direct and allocated charges. Direct and indirect costs charged to us from RHD and its subsidiaries during the four months ended December 31, 2004 totaled $2.8 million.

Financing activities are managed by RHD on a consolidated basis. Under this cash management program, RHD and DonTech advanced funds to each other. These intercompany net advances were classified as a current asset and were non-interest bearing.

Prior to the SBC Directory Acquisition, DonTech purchased insurance services from RHD and general ledger and purchasing services from SBC. Payments made to RHD for insurance services for the eight months ended August 31, 2004, and the years ended December 31, 2003 and 2002 were $0.6 million, $0.8 million and $0.5 million, respectively. Payments made to SBC for general ledger and purchasing services prior to the SBC Directory Acquisition were not significant in each of the periods presented in the statements of operations.

Prior to the SBC Directory Acquisition, DonTech also provided facility space for certain employees of SBC under an agreement entered into in 1998 (see Note 6).

7. Commitments and Contingencies

DonTech leases certain office facilities under noncancelable lease arrangements. Rent expense under these operating leases for the four months ended December 31, 2004, the eight months ended August 31, 2004, and the years ended December 31, 2003 and 2002 was $0.7 million, $1.5 million, $2.2 million, and $2.3 million, respectively.

During 1998 DonTech entered into a sublease agreement with SBC whereby DonTech received sublease rental income from SBC. For the eight months ended August 31, 2004, and the years ended December 31, 2003 and 2002, sublease rental income totaled $0.4 million, $0.06 million, and $0.06 million, respectively. This sublease agreement was terminated in connection with the SBC Directory Acquisition.

The future minimum lease payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2004 are as follows:

2005	$4,235
2006	4,220
2007	3,930
2008	3,977
2009	3,989
Thereafter	1,566

Total	$21,917

During 2002, DonTech renegotiated the lease for its headquarters facility, which was originally scheduled to terminate on January 31, 2010. The renegotiated lease extended the terms of the agreement two additional years (through January 31, 2012) in exchange for certain cash concessions totaling $1.6 million. Cash concessions received in connection with the amended lease have been recorded as deferred rent credits in the balance sheet and are being recognized on a straight-line basis as a reduction to rent expense over the lease term. At December 31, 2004, the long-term deferred credit related to these concessions was $1.6 million. In connection with the renegotiation of the lease, DonTech incurred broker’s fees of $0.7 million, which have been reflected in the balance sheet as a non-current other asset. These fees are being amortized to rent expense over the lease term and the unamortized balance is $0.6 million at December 31, 2004. Additionally, DonTech received rent concessions on one of its new 2004 sales office leases totaling $0.4 million. These concessions are also being amortized to rent expense over the lease term and the unamortized balance is $0.4 million at December 31, 2004.

In September 1998, DonTech entered into a maintenance service agreement with Ameritech Advertising Services, a predecessor affiliate of SBC, to provide certain maintenance services pertaining to telecommunications support, including parts, to DonTech. This agreement was set to expire in September 2003. In September 2003, DonTech entered into a new agreement with SBC Global Services for the provision of these maintenance services with monthly payments of approximately $0.01 million. The new agreement has a five-year term expiring in August 2008. Under these agreements, DonTech recorded expenses totaling $0.04 million, $0.08 million, $0.12 million, and $0.12 million for the four months ended December 31, 2004, the eight months ended August 31, 2004, and the years ended December 31, 2003 and 2002, respectively. According to the terms of the agreement, DonTech’s remaining obligation as of December 31, 2004 is $0.5 million.

8. Employee Retirement and Profit Participation Plans

DonTech sponsors a defined benefit pension plan covering substantially all of its employees (the “Principal Plan”). The benefits to be paid to employees are based on years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service. Pension costs are determined using the projected unit credit actuarial cost method. DonTech’s funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required to be made in 2004, 2003 or 2002. The Principal Plan’s assets are invested in equity and debt securities. DonTech uses a measurement date of December 31 for the majority of its plan assets.

DonTech also has an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers certain former key employees of DonTech. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the Principal Plan).

The following provides a reconciliation of benefit obligations, plan assets, and the funded status of the Principal Plan and PBEP (the “Plans”).

	Successor	Predecessor	Predecessor
	December 31,	August 31,	December 31,
	2004	2004	2003
k
Change in benefit obligation
Projected benefit obligation, beginning of period	$38,521	$35,082	$29,230
Service cost	504	965	1,208
Interest cost	728	1,399	1,947
Effect of plan amendments and assumption changes	—	—	37
Actuarial loss	82	1,874	3,929
Benefits paid	(431)	(799)	(1,269)

Projected benefit obligation, end of period	$39,404	$38,521	$35,082

Change in plan assets
Fair value of plan assets, beginning of period	$31,317	$31,785	$26,899
Return on plan assets	2,508	297	5,965
Plan participant contributions	16	34	190
Benefits paid	(431)	(799)	(1,269)

Fair value of plan assets, end of period	$33,410	$31,317	$31,785

Funded status of plans	$(5,994)	$(7,204)	$(3,297)
Unrecognized net loss	4,456	12,197	9,239

Unrecognized prior service costs	259	548	619

(Accrued) prepaid pension cost	$(1,279)	$5,541	$6,561

Prepaid benefit cost	$—	$—	$7,199
Intangible asset	—	634	—
Accrued liability	(1,438)	(2,340)	(987)
Accumulated other comprehensive income	159	7,247	349

Net amount recognized	$(1,279)	$5,541	$6,561

The accumulated benefit obligation for the Plans was $34.4 million, $33.7 million, and $30.6 million at December 31, 2004, August 31, 2004, and December 31, 2003, respectively.

The net periodic benefit expense of the Plans for the years ended December 31, 2004, 2003 and 2002 was as follows:

	Successor	Predecessor	Predecessor	Predecessor
	4 Months	8 Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	August 31,	December 31,	December 31,
	2004	2004	2003	2002

Service cost	$504	$965	$1,208	$1,262
Interest cost	728	1,399	1,947	1,903
Expected return on plan assets	(847)	(1,720)	(2,180)	(2,791)
Amortization of net loss	62	340	655	263
Amortization of unrecognized prior service costs	16	71	107	291
Adjustment	—	—	92	—
Curtailment loss	—	—	—	58

Net periodic benefit expense	$463	$1,055	$1,829	$986

The following assumptions were used in determining the benefit obligations for the Plans:

	Successor	Predecessor	Predecessor	Predecessor
	4 Months	8 Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	August 31,	December 31,	December 31,
	2004	2004	2003	2002

Weighted average discount rate	5.75%	5.75%	6.00%	6.50%
Rate of increase in future compensation	3.66%	3.66%	3.66%	3.91%
Expected return on plan assets	8.25%	8.25%	8.25%	9.75%

The following assumptions were used in determining the net periodic benefit expense (income) for the Plans:

	Successor	Predecessor	Predecessor	Predecessor
	4 Months	8 Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	August 31,	December 31,	December 31,
	2004	2004	2003	2002

Weighted average discount rate	5.75%	6.00%	6.50%	7.25%
Rate of increase in future compensation	3.66%	3.66%	3.66%	3.91%
Expected return on plan assets	8.25%	8.25%	8.25%	9.75%

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter as of December 31, 2004 are as follows:

2005	$1,530
2006	1,631

2007	1,734
2008	1,867
2009	2,034
2010 through 2014	13,138

Total	$21,934

The Principal Plan participates in a Master Trust along with RHD Inc., the assets of which are administered by The Northern Trust Company. A total return investment approach is used to maximize the long-term return on plan assets at a prudent level of risk. The Principal Plan’s target asset allocation is 65% equity securities and 35% debt securities. The target allocation is controlled by periodic re-balancing back to target. Principal Plan assets are invested using a combination of active and passive (indexed) investment strategies.

The Principal Plan’s equity securities are diversified across U.S. and non-U.S. stocks. The Principal Plan’s debt securities are diversified principally among securities issued or guaranteed by the U.S. government or its agencies, mortgage-backed securities, including collateralized mortgage obligations, investment-grade corporate debt obligations and dollar-denominated obligations issued in the U.S. and by non-U.S. banks and corporations.

Investment risk is controlled through diversification among asset classes, managers and securities. Risk is further controlled at the investment manager level by requiring active managers to follow formal written investment guidelines. Investment results are measured and monitored on an ongoing basis, and quarterly investment reviews are conducted. The Principal Plan’s U.S. investment manager is prohibited from investing Principal Plan assets in equity or debt securities issued or guaranteed by RHD. However, the Principal Plan may hold RHD stock if it is part of a total U.S. equity market index fund in which the Principal Plan invests.

The weighted-average asset allocation of the Principal Plan’s assets at December 31, 2004, August 31, 2004, and December 31, 2003, by asset category were as follows:

	December 31,	August 31,	December 31,
	2004	2004	2003

Equity securities	68%	67%	67%
Debt securities	32%	33%	33%

DonTech does not expect to make significant contributions to the Principal Plan or the PBEP in 2005.

For 2004 , DonTech used, and for 2005, DonTech will use a rate of 8.25% as the expected long-term rate of return assumption on plan assets for the Plans. This assumption is based on the plans’ target asset allocation of 65% equity securities and 35% debt securities. It reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic re-balancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. Although DonTech reviews its expected long-term rate of return assumption annually, DonTech’s plan performance in any one particular year does not, by itself, significantly influence its evaluation. DonTech’s assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

Additionally, DonTech offers a defined contribution savings plan (the “Profit Plan”) to substantially all employees and contributes fifty cents for each dollar contributed by a participating employee, up to a maximum of 6% of the participant’s compensation including salary, commission and short-term bonus. DonTech also makes contributions to the Profit Plan contingent upon the attainment of financial goals set in advance as defined in the Profit Plan agreement. There were no contributions made based upon the attainment of any financial goals for any of the periods presented. The matching contributions made to the plan were $0.3 million, $0.6 million, $0.9 million, and $0.9 million for the four months ended December 31, 2004, the eight months ended August 31, 2004, and the years ended December 31, 2003 and 2002, respectively.

9. Postretirement Benefits Other than Pensions

DonTech provides postretirement health care and life insurance benefits to certain retired employees and their dependents.

The following provides a reconciliation of benefit obligations, plan assets, and the funded status of the post-retirement health and life insurance plans.

	Successor	Predecessor	Predecessor
	December 31,	August 31,	December 31,
	2004	2004	2003

Change in benefit obligation
Projected benefit obligation, beginning of period	$6,492	$4,888	$4,690
Service cost	154	95	134
Interest cost	194	225	299
Plan participants’ contributions	21	46	59
Effect of plan amendments and assumption changes	3,161	—	(264)
Actuarial loss	114	1,705	434
Impact of Medicare Part D	(1,842)	—	—
Benefits paid	(234)	(476)	(472)
Other	—	9	8

Projected benefit obligation, end of period	$8,060	$6,492	$4,888

Change in plan assets
Fair value of plan assets, beginning of period	$—	$—	$—
Employer contributions	213	430	413
Plan participant contributions	21	46	59
Benefits paid	(234)	(476)	(472)

Fair value of plan assets, end of period	$—	$—	$—

Reconciliation of funded status
Funded status of plans	$8,060	$6,492	$4,888
Unrecognized actuarial (gain)/loss	238	(3,003)	(1,404)
Unrecognized prior service costs	(2,909)	235	264

Accrued cost	$5,389	$3,724	$3,748

The net periodic postretirement benefit costs included the following components:

	Successor	Predecessor	Predecessor	Predecessor
	4 Months	8 Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	August 31,	December 31,	December 31,
	2004	2004	2003	2002

Service cost	$154	$95	$134	$157
Interest cost	194	225	299	286
Amortization of prior service cost	134	(29)	69	97
Amortization of unrecognized loss	12	106	53	23
Other	—	9	8	—

Net periodic benefit cost	$494	$406	$563	$563

The discount rate used in determining the benefit obligation as of December 31, 2004 and August 31, 2004 was 5.75%. The discount rate used for December 31, 2003 and 2002 was 6.00% and 6.5%, respectively. The assumed health care cost trend rate used in measuring the projected benefit obligation as of December 31, 2004 and August 31, 2004 was 11% for pre-age 65 retirees and 13% for post-age 65 retirees. The assumed health care cost trend rate used was 9.5% and 10% to measure the projected benefit obligation as of December 31, 2003 and 2002, respectively. These trend rates are assumed to decrease gradually to 5.0% for 2013 and remain at that level thereafter.

The post-retirement benefits other than pensions expected to be paid in each of the next five years and in the aggregate for the five years thereafter as of December 31, 2004 are as follows:

2005	$340
2006	370
2007	420
2008	430
2009	490
2010 through 2014	3,150

Total	$5,200

Increasing or decreasing the health care cost trend rates by one percentage point would not have had a material effect on the net periodic post-retirement expense for the 4 months ended December 31, 2004 and the 8 months ended August 31, 2004. A one-percentage point increase would have increased the accumulated post-retirement benefit obligation at December 31, 2004 by $1.4 million. A one-percentage point decrease would have decreased the accumulated post-retirement benefit obligation at December 31, 2004 by $1.1 million.

During the fourth quarter of 2004, we adopted the provisions of the Financial Accounting Standards Board Financial Staff Position (“FSP”) No FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP requires interim and annual period financial statements beginning after June 15, 2004 to include the effect of the subsidy on the measurement of net periodic postretirement benefit costs. The adoption of this FSP resulted in a decrease to our accumulated postretirement benefit obligation of approximately $1.8 million.

The following benefit payments, which reflect expected future benefits, as appropriate, are expected to be recognized:

Medicare D
Subsidy
Payments
2005	$—
2006	20
2007	20
2008	30
2009	40
Years 2010-2014	370

10. Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of our business. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position.

11. Pledge of Equity Interest

In connection with the SBC Directory Acquisition, RHD Inc. amended and restated its Credit Facility (“Credit Facility”), which at that time consisted of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million revolver for an aggregate facility of $2,525 million. On December 6, 2004, RHD amended its Credit Facility creating a new Term Loan A-3 and a new Term Loan D, both replacing the Term Loan B-2. Term Loans A-2, A-3 and D require quarterly principal payments. As of December 31, 2004, the outstanding balances of Term Loans

A-2, A-3 and D were $526 million, $194 million and $1,441 million, respectively, and $41 million was outstanding under the Revolver. The Revolver, Term Loan A-2 and Term Loan A-3 mature in December 2009, and Term Loan D matures in June 2011. RHD Inc. also has issued $325 million of 8.875% Senior Notes (“Senior Notes”) and $600 million of 10.875% Senior Subordinated Notes (“Subordinated Notes,” and, collectively with the Senior Notes, the “Notes”). The Senior Notes became secured in connection with the amendment and restatement of the Credit Facility for the SBC Directory Acquisition. Our equity interests, and thus indirectly all of our assets and partners’ capital, are pledged as collateral to secure RHD Inc.’s obligations under its Credit Facility and the Senior Notes. We also guarantee the Senior Notes and the Senior Subordinated Notes. The total principal amount of the Senior Notes subject to the pledge of equity interests as of December 31, 2004 was $325 million.

RHD’s Credit Facility and the indentures governing the Notes contain usual and customary negative covenants that, among other things, place limitations on its and our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends (except we may freely pay dividends to our parent) and repurchase equity interests; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock; and (vi) engage in transactions with affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.

12. Subsequent Event

During the first quarter of 2005, we announced a restructuring plan relating to the SBC Directory Business. A number of our employees will be terminated and others will be relocated to our corporate headquarters in Cary, North Carolina. Additionally, we will be vacating a portion of our leased facility in Chicago, Illinois. During the first quarter of 2005, we will record the costs associated with this restructuring effort, some of which will be expensed and some of which will be recorded as an adjustment to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of R.H. Donnelley Corporation and
Board of Directors and Members of R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of member’s capital present fairly, in all material respects, the financial position of the R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC and its subsidiary at December 31, 2004, and the results of their operations and their cash flows for the four months ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As disclosed in Note 2, the Company has restated its financial statements as of December 31, 2004 and for the four months then ended.

/s/ PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina

March 16, 2005, except for Note 2 as to which the date is May 6, 2005

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS HOLDINGS, LLC
CONSOLIDATED BALANCE SHEET
December 31, 2004
(Restated)
(in thousands)

Assets

Current Assets
Cash and cash equivalents	$3,765
Accounts receivable
Billed	63,968
Unbilled	202,332
Allowance for doubtful accounts and sales claims	(20,873)

Net accounts receivable	245,427
Amounts due from affiliates	376
Deferred directory costs	128,649
Other current assets	2,619

Total current assets	380,836

Intangible assets, net	985,597
Goodwill	180,954

Total Assets	$1,547,387

Liabilities and Member’s Capital

Current Liabilities
Accounts payable and accrued liabilities	$15,531
Deferred directory revenue	158,957
Amount due to affiliates	147,625
Current portion of long-term debt due to affiliate	48,850
Deferred income tax	9,087

Total current liabilities	380,050

Long-term debt due to affiliate	932,311

Commitments and contingencies

Minority interests	12,408

Member’s Capital
Member capital, 100 membership interests authorized and issued	250,700
Accumulated deficit	(28,082)

Total member’s capital	222,618

Total Liabilities and Member’s Capital	$1,547,387

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS HOLDINGS, LLC
CONSOLIDATED STATEMENT OF OPERATIONS
Four Months Ended December 31, 2004
(Restated)
(in thousands)

Gross revenue	$29,382
Sales allowances	(273)

Net revenue	29,109

Expenses
Operating expenses	47,364
General and administrative expenses	6,297
Amortization	6,903

Total expenses	60,564

Operating loss	(31,455)

Interest expense	(13,759)
Minority interest in loss of partnership	315

Loss before income taxes	(44,899)
Benefit for income taxes	16,817

Net loss	$(28,082)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS HOLDINGS, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
Four Months Ended December 31, 2004
(Restated)
(in thousands)

Cash Flows from Operating Activities
Net loss	$(28,082)
Reconciliation of net loss to net cash used in operating activities:
Amortization	6,903
Provision for bad debts	1,342
Deferred income taxes	9,087
Minority Interest	(315)
Changes in assets and liabilities:
Increase in accounts receivable	(39,766)
Increase in deferred directory costs	(128,649)
Increase in due to affiliates	(25,906)
Increase in other current assets	(2,619)
Increase in accounts payable and accrued liabilities	11,022
Increase in deferred directory revenue	158,957

Net cash used in operating activities	(38,026)

Cash Flows from Investing Activities
SBC Directory Acquisition, net of cash received	(1,269,887)

Net cash used in investing activities	(1,269,887)

Cash Flows from Financing Activities
Initial contribution of capital by member	250,700
Increase in due to affiliates	79,817
Proceeds from issuance of long-term debt due to affiliate	1,002,600
Principal payments on long-term debt due to affiliate	(21,439)

Net cash provided by financing activities	1,311,678

Increase in cash and cash equivalents	3,765

Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$3,765

Supplemental Information
Cash interest paid	$13,370

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS HOLDINGS, LLC
CONSOLIDATED STATEMENT OF MEMBER’S CAPITAL

		Accumulated	Total Member’s
	Contributed	Deficit	Equity
(in thousands)	Capital	(Restated)	(Restated)

Initial capital contributions from member	$250,700	$—	$250,700
Net loss	—	(28,082)	(28,082)

Balance, December 31, 2004	$250,700	$(28,082)	$222,618

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands)

1.	Business and Basis of Presentation

R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (“PAIL Holdings”, “the Company”, “we”, “us” and “our”) was founded on August 17, 2004 for the purpose of holding a 99% ownership interest in R.H. Donnelley Publishing & Advertising of Illinois Partnership (“PAIL Partnership” or the “Partnership”). PAIL Partnership is the successor to Ameritech Publishing of Illinois Partners Partnership (“APIL Partners”), a general partnership between Ameritech Publishing of Illinois, Inc. (“APIL”) and Ameritech Publishing, Inc. (“API”), which are indirect wholly owned subsidiaries of SBC Communications, Inc. (“SBC”). APIL Partners provided yellow and white Pages telephone directory advertising primarily in the state of Illinois and Northwest Indiana.

On September 1, 2004, R.H. Donnelley Corporation (“RHD”), our ultimate parent company, completed the acquisition of the directory publishing business (“SBC Directory Business”) of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana, including SBC’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between RHD and SBC (collectively, the “SBC Directory Acquisition”) for $1.41 billion in cash. As a part of the SBC Directory Acquisition, $1.3 billion of the total purchase price was paid to SBC to acquire the SBC Directory Business, exclusive of the local sales operations of DonTech (“SBC Directory Operations”). The results of the SBC Directory Operations are included in our consolidated results from and after September 1, 2004. See Note 4, “Acquisition” for a further description of the acquisition. Following the SBC Directory Acquisition, R.H. Donnelley, Inc. (“RHD Inc.”) and its wholly owned subsidiary, PAIL Holdings, are the new partners of PAIL Partnership.

The SBC Directory Acquisition was accounted for as a purchase business combination by RHD and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on September 1, 2004. In connection with the purchase price allocation, $992.5 million of identifiable intangible assets and $181.0 million in goodwill related to PAIL Partnership. See “Identifiable Intangible Assets and Goodwill” below for additional information.

Following the SBC Directory Acquisition, PAIL Partnership is a 99% general and 1% limited partnership between PAIL Holdings and RHD Inc., respectively.

PAIL Partnership, after the SBC Directory Acquisition, manages and operates the publishing and distribution of SBC-branded Yellow Pages and White Pages directories in Illinois and Northwest Indiana. PAIL Partnership retained DonTech as its sales agent to solicit and sell local yellow pages and white pages advertising. In addition, PAIL Partnership entered into a five-year agreement with SBC that provides us the exclusive right to sell local Internet yellow pages advertising for SBC’s Internet yellow pages platform, SMARTpages.com.

2.	Restatement

The Company initially defers costs directly related to the selling and production of its directories and such costs are recognized ratably over the life of a directory, which is typically 12 months. The Company has determined that in the financial statements for the four months ended December 31, 2004, due to a mathematical error, it amortized $4.8 million in costs that should have been deferred. Accordingly, the Company has restated its financial statements for the four months ended December 31, 2004, to reduce expenses by $4.8 million. The following tables present the impact of the restatement.

The impact of the restatement on the statement of operations for the four months ended December 31, 2004 was as follows:

For the four months ended December 31, 2004

	As Previously		As
	Reported	Adjustment	Restated
Operating expenses	$52,158	$(4,794)	$47,364
Total expenses	65,358	(4,794)	60,564
Operating loss	(36,249)	4,794	(31,455)
Loss before income taxes	(49,646)	4,747	(44,899)
Benefit of income taxes	18,628	(1,811)	16,817
Net loss	(31,018)	2,936	(28,082)

The impact of the restatement on the balance sheet as of December 31, 2004 was as follows:

December 31, 2004

	As Previously		As
	Reported	Adjustment	Restated
Total current assets	$376,042	$4,794	$380,836
Total assets	1,542,593	4,794	1,547,387
Total current liabilities	378,239	1,811	380,050
Accumulated deficit	(31,018)	2,936	(28,082)
Total members’ capital	219,682	2,936	222,618
Total liabilities and members’ capital	1,542,593	4,794	1,547,387

3.	Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of PAIL Holdings and its 99% owned subsidiary PAIL Partnership. All intercompany transactions and balances have been eliminated.

Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). Revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of claims we may incur for a directory in the future.

Deferred Directory Costs. Costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory, which is typically twelve months. These costs include sales commissions, paper, printing, and initial distribution costs. Also included in deferred directory costs are amounts incurred under the Revenue Participation Agreement between the Company and an affiliated entity, see Note 10. Such costs that are paid prior to publication are classified as other current assets.

Cash and Cash Equivalents. Cash equivalents include liquid investments with an original maturity of three months or less and the carrying value approximates fair value.

Accounts Receivable. Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) pay to us the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent contractually owed amounts for published directories that have yet to be billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of bad debts and sales claims we may incur.

In connection with the SBC Directory Acquisition, we entered into a transition services agreement with SBC whereby SBC billed and collected from our advertising customers in the Illinois and Northwest Indiana directories and remitted collections (net of a specified holdback) to us through early 2005. On a monthly basis, SBC provided an advance to us related to those billings and as such, we recorded an advance from SBC that was decreased as SBC collected from our advertisers, thus satisfying that liability. In early 2005, we assumed all responsibility for billing and collections and settled remaining amounts from SBC.

Identifiable Intangible Assets and Goodwill. As a result of the SBC Directory Acquisition, certain identifiable intangible assets specific to PAIL Partnership’s operations were recorded at their estimated fair value. Amortization expense for the four months ended December 31, 2004 was $6.9 million. Amortization expense for these intangible assets for each of the five succeeding years is estimated to be $20.6 million, $24.9 million, $26.7 million, $26.4 million, and $26.0 million, respectively. The acquired identifiable intangible assets and their respective book values at December 31, 2004 are shown in the table below.

	SBC
	Directory		SMARTpages
	Services	Customer	Reseller
	Agreements	relationships	Agreement	Total

Initial fair value	$860,000	$130,000	$2,500	$992,500
Accumulated amortization	(5,733)	(1,003)	(167)	(6,903)

Net intangible assets	$854,267	$128,997	$2,333	$985,597

Directory services agreements between SBC and RHD (including PAIL Partnership and other subsidiaries of RHD) include a directory services license agreement, a non-competition agreement, a SMARTpages reseller agreement and a directory publishing listing agreement (collectively, “SBC Directory Services Agreements”) with certain affiliates of SBC. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for SBC (and its successors) in the state of Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as SBC’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the SBC brand and logo on print directories in the Territory. The non-competition agreement prohibits SBC and its affiliates and successors, with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing SBC marks to any third party for that purpose. The SMARTpages reseller agreement gives us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto SBC’s SMARTpages.com platform (and any successor product as specified in the agreements). The directory publishing listing agreement gives us the right to purchase and use basic SBC subscriber listing information and updates for the purpose of publishing directories. The SBC Directory Services Agreements (other than the SMARTpages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The SMARTpages reseller agreement has a term of five years. The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over the indicated terms.

The fair value of customer relationships was determined based on the present value of estimated future cash flows and is being amortized under the income forecast method. The weighted average useful life of these relationships is 20 years.

The excess purchase price for the SBC Directory Acquisition over the net tangible and identifiable intangible assets acquired of $212.9 million was recorded as goodwill by RHD and of this amount, $181.0 million related to PAIL Partnership based on the fair value of the Partnership’s net assets acquired in the acquisition. Annual amortization of goodwill for tax purposes is approximately $12.1 million.

While we do not anticipate significant changes to the fair value of net assets acquired, additional information could come to our attention that may require us to revise the purchase price allocation in connection with the SBC Directory Acquisition. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during 2004 or 2003.

Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, and on-line advertising, as well as, other promotional and sponsorship costs. Total advertising expense was $2.4 million for the four months ended December 31, 2004.

Concentration of Credit Risk. Approximately 85% of our directory advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers typically enter into 12-month advertising sales contracts and make monthly payments over the term of the contract. Some advertisers prepay the full amount or a portion of the contract value. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates.

The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs with which we contract. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.

Income Taxes. We account for income taxes under the liability method in accordance with SFAS 109, Accounting for Income Taxes. Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 5 for more information regarding our provision for income taxes.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of sales allowances, allowances for doubtful accounts and amortization.

Minority Interest. We record minority interest in partnership income or loss that reflects the portion of the income or loss applicable to RHD Inc., the minority partner in PAIL Partnership. The minority interest amount recorded on our balance sheet reflects RHD Inc.’s proportionate share of PAIL Partnership’s equity.

4.	Acquisition

On September 1, 2004, RHD completed the SBC Directory Acquisition for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to RHD related to DonTech. As a result of the acquisition, we became the publisher of revenue-generating, SBC-branded yellow pages directories in Illinois and Northwest Indiana. The results of the SBC Directory Operations are included in our consolidated results from and after September 1, 2004. The primary purpose of this acquisition was to complete RHD’s transformation from a sales agent and pre-press vendor for yellow pages advertising to a leading publisher of yellow pages directories with control of its business.

The acquisition was accounted for as purchase business combination in accordance with SFAS 141, Business Combinations. The purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Certain long-term intangible assets were identified and recorded at their estimated fair value. Identifiable intangible assets acquired include directory services agreements between the Company and SBC, customer relationships and acquired trademarks and trade names. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 3, Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill, for a further description of our intangible assets and goodwill.

Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with the SBC Directory Business of $204.1 million at September 1, 2004. This amounts represented revenue that would have been recognized subsequent to the acquisition under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to the acquisition as well as directories that were published in the month the acquisition was completed. Although the deferred revenue balance was eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the acquisition. As a result, the billed and unbilled accounts receivable balances acquired in the acquisition became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to the acquisition as well as directories that published in the month the acquisition was completed, totaling $175.8 million for the SBC-branded directories. These costs represented operating expenses that would have been recognized subsequent to the acquisitions under the deferral and amortization method in the absence of purchase accounting.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the SBC Directory Acquisition on September 1, 2004:

Current assets	$206,888
Non-current assets	81,300
Intangible assets	992,500
Goodwill	180,954

Total assets acquired	1,461,642
Current liabilities	(194,359)
Non-current liabilities	(51)

Total liabilities assumed	(194,410)

Net assets acquired	$1,267,232

5.	Long-Term Debt due to Affiliate

In connection with our acquisition of the 99% ownership interest in PAIL Partnership, a wholly owned affiliate of RHD provided us with a long-term loan in the form of a promissory note. Total proceeds from the loan were $1,002.6 million. Principal and interest payments are due quarterly with the amount of principal due accelerating in future years as shown in the table below, maturing in June 2011. Interest accrues on all unpaid principal at an annual rate equal to the composite interest rate applicable to borrowings under RHD’s Credit Facility (as defined in Note 8). Interest expense from this loan totaled $13.8 million for the four months ended December 31, 2004.

Aggregate maturities of the long-term debt due to affiliate at December 31, 2004 were:

2005	$48,850
2006	54,823
2007	54,823
2008	60,796
2009	96,634
Thereafter	665,235

Total	$981,161

6.	Income Taxes (Restated)

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statements and tax basis of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

Provision (benefit) for income taxes consisted of:

Four Months
Ended
December 31,
2004
Current benefit
U.S. Federal	$(22,995)
State and local	(2,909)

Total current benefit	(25,904)
Deferred provision
U.S. Federal	8,310
State and local	777

Total deferred provision	9,087

Benefit for income taxes	$(16,817)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate.

Four Months
Ended
December 31,
2004
Statutory U.S. Federal tax rate	35.0%
State and local taxes, net of U.S. Federal tax benefit	2.6

Effective tax rate	37.6%

Deferred tax assets and liabilities consisted of the following at December 31, 2004:

Deferred tax assets
Net operating loss carryforwards	$—
Deferred costs	5,274

Total deferred tax assets	5,274
Valuation allowance	—

Net deferred tax assets	5,274

Deferred tax liabilities
Bad debts	4,186
Depreciation and amortization.	10,175

Total deferred tax liabilities	14,361

Net deferred tax liabilities	$9,087

The Company had federal and state net operating loss carryforwards of approximately $27.7 million. The federal net operating loss carryforward will begin to expire in 2023, and the state net operating loss carryforwards will begin to expire in 2008.

The 2004 tax benefit is based on an effective tax rate of 37.6%. RHD is considered the taxpayer and, as such, any current income tax liabilities or benefits are reflected in amounts due to/from affiliates on the balance sheet. With regard to the deferred tax assets, we believe that we will obtain the full benefit of such assets based on an assessment of the Company’s anticipated profitability during the years the deferred tax assets are expected to become tax deductions.

7.	Commitments

Under the terms of the SMARTpages Reseller Agreement and the Directory Publishing Listing Agreement that were executed in connection with the SBC Directory Acquisition, we are committed to minimum annual payments for the next five years of $2.4 million, $3.9 million, $4.1 million, $4.1 million and $3.0 million, respectively.

8.	Pledge of Equity Interest

In connection with the SBC Directory Acquisition, RHD Inc. amended and restated its Credit Facility (“Credit Facility”), which at that time consisted of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million revolver for an aggregate facility of $2,525 million. On December 6, 2004, RHD Inc. amended its Credit Facility creating a new Term Loan A-3 and a new Term Loan D, both replacing the Term Loan B-2. Term Loans A-2, A-3 and D require quarterly principal payments. As of December 31, 2004, the outstanding balances of Term Loans A-2, A-3 and D were $526 million, $194 million and $1,441 million, respectively, and $41 million was outstanding under the Revolver. The Revolver, Term Loan A-2 and Term Loan A-3 mature in December 2009, and Term Loan D matures in June 2011. RHD Inc. also has issued $325 million of 8.875% Senior Notes (“Senior Notes”) and $600 million of 10.875% Senior Subordinated Notes (“Subordinated Notes,” and, collectively with the Senior Notes, the “Notes”). The Senior Notes became secured in connection with the amendment and restatement of the Credit Facility for the SBC Directory Acquisition. Our equity interest, and thus indirectly all of our assets and member’s capital, are pledged as collateral to secure RHD Inc’s obligations under its Credit Facility and the Senior Notes. We also guarantee the Senior Notes and the Notes. The total principal amount of the Senior Notes subject to the pledge of equity interest as of December 31, 2004 was $325 million.

RHD’s Credit Facility and the indentures governing the Notes contain usual and customary negative covenants that, among other things, place limitations on its and our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends (except we may freely pay dividends to our parent) and repurchase capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock; and (vi) engage in transactions with affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.

9.	Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of our business. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessments and estimates of these liabilities accordingly.

Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position.

10.	Related Party Transactions and Allocations (Restated)

RHD and its subsidiaries provide us with operating and general and administrative services, which we record as expenses when incurred. These services include pre-press and IT support services, general accounting, credit and collection and shared financial services. Indirect costs of RHD and its subsidiaries, where appropriate, are allocated to us based on several factors, including relative equity, number of employees, and a composite based on our proportionate share of certain direct and allocated charges. Direct and indirect cost charges to us from RHD and its affiliates during the four months ended December 31, 2004 totaled $34.2 million. We also renewed multiple service agreements with RHD Inc. for publishing, non-publishing, support services, and billing applications that are set to expire at various dates between December 31, 2005 and December 31, 2008.

In connection with our sales agency agreement with DonTech, we incurred $1.2 million in commission costs under the deferral and amortization method during the four months ended December 31, 2004. As of December 31, 2004, we owed DonTech $88.9 million.

APIL Partners entered into a Revenue Participation Agreement (“RPI Agreement”) with RHD and its affiliates in 1997. Under the terms of this agreement, APIL Partners paid to RHD 35.9% of DonTech’s advertising sales, less DonTech’s commissions. In connection with the SBC Directory Acquisition, we became the successor to APIL Partners and began paying revenue participation income to our affiliate, R.H. Donnelley APIL, Inc. Under the RPI Agreement with RHD APIL, Inc., we incurred $0.7 million in RPI costs that were accounted for under the deferral and amortization method for the four-month period ending December 31, 2004. As of December 31, 2004, we owed RHD APIL Inc., $84.6 million.

11.	Subsequent Event

During the first quarter of 2005, we announced a restructuring plan relating to the SBC Directory Business. A number of our employees will be terminated and others will be relocated to our corporate headquarters in Cary, North Carolina. Additionally, we will be vacating a portion of our leased facility in Chicago, Illinois. During the first quarter of 2005, we will record the costs associated with this restructuring effort, some of which will be expensed and some of which will be recorded as an adjustment to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of R.H. Donnelley Corporation and
Board of Directors and Partners of R.H. Donnelley Publishing & Advertising of Illinois Partnership:

In our opinion, the accompanying balance sheet and the related statements of operations, cash flows and changes in partners’ capital present fairly, in all material respects, the financial position of the R.H. Donnelley Publishing & Advertising of Illinois Partnership at December 31, 2004, and the results of its operations and its cash flows for the four months ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As disclosed in Note 2, the Partnership has restated its financial statements as of December 31, 2004 and for the four months then ended.

/s/ PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina
March 16, 2005, except for Note 2 as to which the date is May 6, 2005

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS PARTNERSHIP
BALANCE SHEET
December 31, 2004
(Restated)
(In thousands)

Assets
Current Assets
Cash and cash equivalents	$3,765
Accounts receivable
Billed	63,968
Unbilled	202,332
Allowance for doubtful accounts and sales claims	(20,873)

Net accounts receivable	245,427
Amounts due from affiliates	41,902
Deferred directory costs	128,649
Other current assets	2,619

Total current assets	422,362
Intangible assets, net	985,597
Goodwill	180,954

Total Assets	$1,588,913

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable and accrued liabilities	$15,531
Deferred directory revenue	158,957
Amounts due to related parties	173,529

Total current liabilities	348,017
Commitments and contingencies Partners’ capital	1,240,896

Total Liabilities and Partners’ Capital	$1,588,913

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS PARTNERSHIP
STATEMENT OF OPERATIONS
Four Months Ended December 31, 2004
(Restated)
(in thousands)

Gross revenue	$29,382
Sales allowances	(273)

Net revenue	29,109
Expenses
Operating expenses	47,364
General and administrative expenses	6,297
Amortization	6,903

Total expenses	60,564

Net loss	$(31,455)

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS PARTNERSHIP
STATEMENT OF CASH FLOWS
Four Months Ended December 31, 2004
(Restated)
(in thousands)

Cash Flows from Operating Activities
Net loss.	$(31,455)
Reconciliation of net loss to net cash used in operating activities:
Amortization.	6,903
Provision for bad debts	1,342
Changes in assets and liabilities:
Increase in accounts receivable.	(39,766)
Increase in amounts due from affiliates	(41,902)
Increase in deferred directory costs	(128,649)
Increase in other current assets	(2,619)
Increase in accounts payable and accrued liabilities	11,022
Increase in deferred directory revenue	158,957

Net cash used in operating activities	(66,167)
Cash Flows from Financing Activities
Increase in amounts due to affiliates.	69,932

Net cash provided by financing activities.	69,932
Increase in cash and cash equivalents.	3,765
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$3,765

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

			Publishing &
		Successor	Advertising of
	Predecessor Parent	R.H. Donnelley	Illinois	Total Partners’
	Company Partners’	Inc.	Holdings, LLC	Capital
(in thousands)	Capital	(Restated)	(Restated)	(Restated)

Balance, December 31, 2004	$83,299	$—	$—	$83,299
Effect of purchase accounting	(83,299)	—	—	(83,299)
Capital contributions from partners	—	12,723	1,259,628	1,272,351
Net loss	—	(315)	(31,140)	(31,455)

Balance, December 31, 2004	$—	$12,408	$1,228,488	$1,240,896

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(tabular amounts in thousands)

1. Business and Basis of Presentation

R.H. Donnelley Publishing & Advertising of Illinois Partnership (“PAIL Partnership”, “we”, “us” and “our”) is the successor to Ameritech Publishing of Illinois Partners Partnership (“APIL Partners”), a general partnership previously between Ameritech Publishing of Illinois, Inc. (“APIL”) and Ameritech Publishing, Inc. (“API”), which are indirect wholly owned subsidiaries of SBC Communications, Inc. (“SBC”). APIL Partners provided yellow and white pages directory advertising primarily in the states of Illinois and Northwest Indiana.

On September 1, 2004, R.H. Donnelley Corporation (“RHD”), our ultimate parent company, completed the acquisition of the directory publishing business (“SBC Directory Business”) of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana, including SBC’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between RHD and SBC (collectively, the “SBC Directory Acquisition”) for $1.41 billion in cash. As a part of the SBC Directory Acquisition, $1.3 billion of the total purchase price was paid by R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (“PAIL Holdings) to SBC to acquire the SBC Directory Business, exclusive of the local sales operations of DonTech (“SBC Directory Operations”). The results of the SBC Directory Operations are included in our consolidated results from and after September 1, 2004. See Note 4, “Acquisition” for a further description of the acquisition. Following the SBC Directory Acquisition, R.H. Donnelley, Inc. (“RHD Inc.”) and its wholly owned subsidiary PAIL Holdings are the new partners of PAIL Partnership.

The SBC Directory Acquisition was accounted for as a purchase business combination by RHD and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on September 1, 2004. In connection with the purchase price allocation, $992.5 million of identifiable intangible assets and $181.0 million in goodwill related to PAIL Partnership. See “Identifiable Intangible Assets and Goodwill” below for additional information.

Following the SBC Directory Acquisition, PAIL Partnership is a 99% general and 1% limited partnership between PAIL Holdings and RHD Inc. respectively.

PAIL Partnership, after the SBC Directory Acquisition, manages and operates the publishing and distribution of SBC-branded Yellow Pages and White Pages directories in Illinois and Northwest Indiana. PAIL Partnership retained DonTech as its sales agent to solicit and sell local yellow pages and white pages advertising in the directories it publishes. In addition, PAIL Partnership entered into a five-year agreement with SBC that provides us the exclusive right to sell local Internet yellow pages advertising for SBC’s Internet yellow pages platform, SMARTpages.com.

2. Restatement

The Partnership initially defers costs directly related to the selling and production of its directories and such costs are recognized ratably over the life of a directory, which is typically 12 months. The Partnership has determined that in the financial statements for the four months ended December 31, 2004, due to a mathematical error, it amortized $4.8 million in costs that should have been deferred. Accordingly, the Partnership has restated its financial statements for the four months ended December 31, 2004, to reduce expenses by $4.8 million. The following tables present the impact of the restatement.

The impact of the restatement on the statement of operations for the four months ended December 31, 2004 was as follows:

For the four months ended December 31, 2004

	As Previously		As
	Reported	Adjustment	Restated
Operating expenses	$52,158	$(4,794)	$47,364
Total expenses	65,358	(4,794)	60,564
Net loss	(36,249)	4,794	(31,455)

The impact of the restatement on the balance sheet as of December 31, 2004 was as follows:

December 31, 2004

	As Previously		As
	Reported	Adjustment	Restated
Total current assets	$417,568	$4,794	$422,362
Total assets	1,584,119	4,794	1,588,913
Partners’ capital	1,236,102	4,794	1,240,896
Total liabilities and partners’ capital	1,584,119	4,794	1,588,913

3. Summary of Significant Accounting Policies

Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). Revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of claims we may incur for a directory in the future.

Deferred Directory Costs. Costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory, which is typically 12 months. These costs include sales commissions, paper, print, and initial distribution costs. Also included in deferred directory costs are amounts incurred under the Revenue Participation Agreement between the Company and an affiliated entity, and amounts incurred under our sales agency agreement with DonTech, see Note 8. Such costs that are paid prior to publication are classified as other current assets.

Cash and Cash Equivalents. Cash equivalents include liquid investments with an original maturity of less than three months or less and the carrying amount approximates fair value.

Accounts Receivable. Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) typically pay to us the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent contractually owed amounts for published directories that have yet to be billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of bad debts and sales claims we may incur.

In connection with the SBC Directory Acquisition, we entered into a transition services agreement with SBC whereby SBC billed and collected from our advertising customers in the Illinois and Northwest Indiana directories and remitted collections (net of a specified holdback) to us through early 2005. On a monthly basis, SBC provided an advance to us related to those billings and as such, we recorded an advance from SBC that was decreased as SBC collected from our advertisers, thus satisfying that liability. In early 2005, we assumed all responsibility for billing and collections and settled remaining amounts from SBC.

Identifiable Intangible Assets and Goodwill. As a result of the SBC Directory Acquisition, certain identifiable intangible assets specific to PAIL Partnership’s operations were identified at their estimated fair value. Amortization expense for the four months ended December 31, 2004 was $6.9 million. Amortization expense for these intangible assets for the five succeeding years is estimated to be $20.6 million, $24.9 million, $26.7 million, $26.4 million, and $26.0 million, respectively. The acquired identifiable intangible assets and their respective book values at December 31, 2004 are shown in the table below.

	SBC
	Directory		SMARTpages
	Services	Customer	Reseller
	Agreements	Relationships	Agreement	Total
Initial fair value	$860,000	$130,000	$2,500	$992,500
Accumulated amortization	(5,733)	(1,003)	(167)	(6,903)

Net intangible assets	$854,267	$128,997	$2,333	$985,597

Directory services agreements between SBC and RHD (including PAIL Partnership and other subsidiaries of RHD) include a directory services license agreement, a non-competition agreement, a SMARTpages reseller agreement and a directory publishing listing agreement (collectively, “SBC Directory Services Agreements”) with certain affiliates of SBC. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for SBC (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as SBC’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the SBC brand and logo on print directories in the Territory. The non-competition agreement prohibits SBC (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing SBC marks to any third party for that purpose. The SMARTpages reseller agreement gives us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto SBC’s

SMARTpages.com platform (and any successor product as specified in the agreements). The directory publishing listing agreement gives us the right to purchase and use basic SBC subscriber listing information and updates for the purpose of publishing directories. The SBC Directory Services Agreements (other than the SMARTpages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The SMARTpages reseller agreement has a term of five years. The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over the indicated terms.

The fair value of customer relationships was determined based on the present value of estimated future cash flows and has been amortized under the income forecast method. The weighted average useful life of these relationships is 20 years.

The excess purchase price for the SBC Directory Acquisition over the net tangible and identifiable intangible assets acquired of $212.9 million was recorded as goodwill by RHD and of this amount, $181.0 million related to PAIL Partnership based on the fair value of the Partnership’s net assets acquired in the acquisition. Annual amortization of goodwill for tax purposes is approximately $12.1 million.

While we do not anticipate significant changes to the fair value of net assets acquired, additional information could come to our attention that may require us to revise the purchase price allocation in connection with the SBC Directory Acquisition. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during 2004.

Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, and on-line advertising, as well as, other promotional and sponsorship costs. Total advertising expense was $2.4 million for the four months ended December 31, 2004.

Concentration of Credit Risk. Approximately 85% of our directory advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers typically enter into 12-month advertising sales contracts and make monthly payments over the term of the contract. Some advertisers prepay the full amount or a portion of the contract value. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates.

The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs with which we contract. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of sales allowances, allowances for doubtful accounts and amortization.

4. Acquisition

On September 1, 2004, RHD completed the SBC Directory Acquisition for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to RHD related to DonTech. As a result of the acquisition, we became the publisher of revenue-generating, SBC-branded yellow pages directories in Illinois and Northwest Indiana. The results of the SBC Directory Operations are included in our results from and after September 1, 2004. The primary purpose of this acquisition was to complete RHD’s transformation from a sales agent and pre-press vendor for yellow pages advertising to a leading publisher of yellow pages directories with control of its business.

The acquisition was accounted for as purchase business combination in accordance with SFAS 141, Business Combinations. The purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Certain long-term intangible assets were identified and recorded at their estimated fair value. Identifiable intangible assets acquired include directory services agreements between the Company and SBC, customer relationships and acquired trademarks and trade names. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 3, Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill, for a further description of our intangible assets and goodwill.

Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with the SBC Directory Business of $204.1 million at September 1, 2004. This amount represented revenue that would have been recognized subsequent to the acquisition under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to the acquisition as well as directories that were published in the month the acquisition was completed. Although the deferred revenue balance was eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the acquisition. As a result, the billed and unbilled accounts receivable balances acquired in the acquisition became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to the acquisition as well as directories that published in the month the acquisition was completed, totaling $175.8 million for the SBC-branded directories. These costs represented operating expenses that would have been recognized subsequent to the acquisitions under the deferral and amortization method in the absence of purchase accounting.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the SBC Directory Acquisition on September 1, 2004 specific to the SBC Directory Operations that were allocated to us:

Current assets	$207,004
Non-current assets	81,300
Intangible assets	992,500
Goodwill	180,838

Total assets acquired	1,461,642
Current liabilities	(194,359)
Non-current liabilities	(51)

Total liabilities assumed	(194,410)

Net assets acquired	$1,267,232

5. Commitments

Under the terms of the SMARTpages Reseller Agreement and the Directory Publishing Listing Agreement that we executed in connection with the SBC Directory Acquisition, we are committed to minimum annual payments for the next five years of $2.4 million, $3.9 million, $4.1 million, $4.1 million and $3.0 million, respectively.

6. Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of our business. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessments and estimates of these liabilities accordingly.

Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position.

7. Pledge of Equity Interest

In connection with the SBC Directory Acquisition, RHD Inc. amended and restated its Credit Facility (“Credit Facility”), which at that time consisted of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million revolver for an aggregate facility of $2,525 million. On December 6, 2004, RHD Inc. amended its Credit Facility creating a new Term Loan A-3 and a new Term Loan D, both replacing the Term Loan B-2. Term Loans A-2, A-3 and D require quarterly principal payments. As of December 31, 2004, the outstanding balances of Term Loans A-2, A-3 and D were $526 million, $194 million and $1,441 million, respectively, and $41 million was outstanding under the Revolver. The Revolver, Term Loan A-2 and Term Loan A-3 mature in December 2009, and Term Loan D matures in June 2011. RHD Inc. also has issued $325 million of 8.875% Senior Notes (“Senior Notes”) and $600 million of 10.875% Senior Subordinated Notes (“Subordinated Notes,” and, collectively with the Senior Notes, the “Notes”). The Senior Notes became secured in connection with the amendment and restatement of the Credit Facility for the SBC Directory Acquisition. Our equity interests partners’ capital and thus indirectly all of our assets and partners’ capital, are pledged as collateral to secure RHD Inc.’s obligations under its Credit Facility and the Senior Notes. We also guarantee the Senior Notes and the Notes. The total principal amount of the Senior Notes subject to the pledge of equity interests as of December 31, 2004 was $325 million.

RHD’s Credit Facility and the indentures governing the Notes contain usual and customary negative covenants that, among other things, place limitations on its and our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends (except we may freely pay dividends to our parent) and repurchase equity interests; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock; and (vi) engage in transactions with affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.

8. Related Party Transactions (Restated)

RHD and its subsidiaries provide us with operating and general and administrative services, which we record as expenses when incurred. These services include pre-press and IT support services, general accounting, credit and collection and shared financial services. Indirect costs of RHD and its subsidiaries, where appropriate, are allocated to us based on several factors, including relative equity, number of employees, and a composite based on our proportionate share of certain direct and allocated charges. Direct and indirect cost charges to us from RHD and its affiliates during the four months ended December 31, 2004 totaled $34.2 million. We also renewed multiple service agreements with RHD Inc. for publishing, non-publishing, support services, and billing applications that are set to expire at various dates between December 31, 2005 and December 31, 2008.

In connection with our sales agency agreement with DonTech, we incurred $1.2 million in commission costs under the deferral and amortization method during the four months ended December 31, 2004. As of December 31, 2004, we owed DonTech $88.9 million.

APIL Partners entered into a Revenue Participation Agreement (“RPI Agreement”) with RHD and its affiliates in 1997. Under the terms of this agreement, APIL Partners paid to RHD 35.9% of DonTech’s advertising sales, less DonTech’s commissions. In connection with the SBC Directory Acquisition, we became the successor to APIL Partners and began paying revenue participation income to our affiliate, R.H. Donnelley APIL, Inc. Under the RPI Agreement, we incurred $0.7 million in RPI costs that were accounted for under the deferral and amortization method for the four-month period ending December 31, 2004. As of December 31, 2004, we owed RHD APIL Inc. $84.6 million.

9. Subsequent Event

During the first quarter of 2005, we announced a restructuring plan relating to the SBC Directory Business. A number of our employees will be terminated and others will be relocated to our corporate headquarters in Cary, North Carolina. Additionally, we will be vacating a portion of our leased facility in Chicago, Illinois. During the first quarter of 2005, we will record the costs associated with this restructuring effort, some of which will be expensed and some of which will be recorded as an adjustment to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Report of Independent Auditors

The Board of Directors
SBC Communications Inc.

We have audited the accompanying combined balance sheets of Ameritech Publishing of Illinois, Inc. and Ameritech Publishing of Illinois Partners Partnership (collectively, the Company), indirect wholly owned subsidiaries of SBC Communications Inc., as of August 31, 2004 and December 31, 2003 and the related combined statements of income, parent company capital, and cash flows for the eight-month period ended August 31, 2004 and for each of the two years in the period ended December 31, 2003. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Company at August 31, 2004 and December 31, 2003 and the combined results of its operations and its cash flows for the eight-month period ended August 31, 2004 and each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the combined financial statements, in 2003 the Company changed its method of recognizing revenues and expenses related to publishing directories.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
March 9, 2005

AMERITECH PUBLISHING OF ILLINOIS, INC. AND AMERITECH PUBLISHING OF
ILLINOIS PARTNERS PARTNERSHIP

COMBINED STATEMENTS OF INCOME
Dollars in thousands

	Eight
	months ended	Year ended
	August 31,	December 31,
	2004	2003	2002

Operating Revenues	$314,433	$482,731	$486,985
Operating Expenses
Product expenses	160,961	253,056	259,870
General and administrative expenses	17,501	42,067	45,420

Total operating expenses	178,462	295,123	305,290

Operating Income	135,971	187,608	181,695

Other Income (Expense)
Interest expense	–	(2)	–
Other income (expense) – net	–	1	293

Total other income (expense)	–	(1)	293

Income Before Income Taxes	135,971	187,607	181,988
Income taxes	59,319	74,334	72,068

Income Before Cumulative Effect of Accounting Change	76,652	113,273	109,920
Cumulative effect of accounting change (net of tax)	–	(58,711)	–

Net Income	$76,652	$54,562	$109,920

The accompanying notes are an integral part of the financial statements.

AMERITECH PUBLISHING OF ILLINOIS, INC. AND AMERITECH
PUBLISHING OF ILLINOIS PARTNERS PARTNERSHIP

COMBINED BALANCE SHEETS
Dollars in thousands

	August 31,	December 31,
	2004	2003

Assets
Current Assets
Cash and cash equivalents	$–	$1

Accounts receivable trade – billed	13,061	24,491
Accounts receivable trade – unbilled	4,085	6,054
Allowance for accounts receivable – trade	(1,549)	(2,500)
Accounts receivable from parent	198,707	66,589
Accounts receivable from affiliates	43,659	43,216
Other receivables	–	212

Total accounts receivables – net	257,963	138,062

Deferred directory charges	207,769	206,906
Other current assets	–	10

Total current assets	465,732	344,979

Investment in joint venture – net	22,011	22,484
Other noncurrent assets	–	3,755

Total Assets	$487,743	$371,218

Liabilities and Parent Company Capital
Current Liabilities
Accounts payable and accrued liabilities	$4,428	$4,078
Accrued taxes	118,248	63,401
Accounts payable to affiliates	–	806
Deferred revenue (net)	41,978	46,589
Deferred income taxes	27,738	23,382
Accounts payable to related parties	188,821	191,172
Other current liabilities	14,464	22,995

Total current liabilities	395,677	352,423

Noncurrent Liabilities
Deferred income taxes	8,717	9,302
Postemployment benefit obligations	–	1,562
Other noncurrent liabilities	50	73

Total noncurrent liabilities	8,767	10,937

Total Liabilities	404,444	363,360

Parent Company Capital
Parent company investment	39	39
Retained earnings	83,260	7,819

Total parent company capital	83,299	7,858

Total Liabilities and Parent Company Capital	$487,743	$371,218

The accompanying notes are an integral part of the financial statements.

AMERITECH PUBLISHING OF ILLINOIS, INC. AND AMERITECH PUBLISHING OF ILLINOIS
PARTNERS PARTNERSHIP

COMBINED STATEMENTS OF CASH FLOWS
Dollars in thousands, increase (decrease) in cash and cash equivalents

	Eight
	months ended	Year ended
	August 31,	December 31,
	2004	2003	2002

Operating Activities
Net income	$76,652	$54,562	$109,920
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts	7,536	30,821	36,778
Deferred income tax expense	4,450	(2,222)	(5,091)
Cumulative effect of accounting change, net of tax	–	58,711	–
Changes in operating assets and liabilities:
Accounts receivable	4,681	(34,667)	(40,114)
Deferred directory charges	(863)	5,728	8,341
Other current assets	10	13	(23)
Accounts payable, accrued and other liabilities	38,804	9,910	(26,722)
Other – net	1,585	127	(1,796)

Total adjustments	56,203	68,421	(28,627)

Net Cash Provided by Operating Activities	132,855	122,983	81,293

Investing Activities
Changes in investment in joint venture	473	5,679	2,145

Net Cash Provided by Investing Activities	473	5,679	2,145

Financing Activities
Dividends	(1,211)	(53,775)	(109,500)
Change in amounts receivable/payable from/to parent	(132,118)	(74,886)	25,821

Net Cash Used in Financing Activities	(133,329)	(128,661)	(83,679)

Net increase (decrease) in cash and cash equivalents	(1)	1	(241)
Cash and cash equivalents beginning of period	1	–	241

Cash and Cash Equivalents End of Period	$–	$1	$–

Cash paid during the eight-month period and year ended for:
Income taxes, net of refunds	$22	$71,883	$86,976

The accompanying notes are an integral part of the financial statements.

AMERITECH PUBLISHING OF ILLINOIS, INC. AND AMERITECH PUBLISHING OF
ILLINOIS PARTNERS PARTNERSHIP

COMBINED STATEMENTS OF PARENT COMPANY CAPITAL
Dollars in thousands

	Parent
	Company	Retained
	Investment	Earnings

Balance, December 31, 2001	$39	$6,612

Net income	–	109,920
Dividends	–	(109,500)

Balance, December 31, 2002	39	7,032

Net income	–	54,562
Dividends	–	(53,775)

Balance, December 31, 2003	39	7,819

Net income	–	76,652
Dividends	–	(1,211)

Balance, August 31, 2004	$39	$83,260

The accompanying notes are an integral part of the financial statements.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

1.	Summary of Significant Accounting Policies

Basis of Presentation – The combined financial statements include the accounts of Ameritech Publishing of Illinois, Inc. (APIL) and Ameritech Publishing of Illinois Partners Partnership (the Partnership) collectively referred to throughout this document as “we” “the Company” or “Ameritech Publishing – IL.” APIL is a wholly owned subsidiary of Ameritech Publishing, Inc. (API), which is a wholly owned subsidiary of Ameritech Corporation (Ameritech). Ameritech is wholly owned by SBC Communications Inc. (SBC). The Partnership is owned by APIL, the limited partner, and API, the general partner, with 99% and 1% ownership, respectively. Ameritech Publishing – IL provides Yellow and White Pages directory advertising primarily within the state of Illinois and northwest Indiana.

As a result of the sale of the Company (see Note 7) and in accordance with the terms of the agreement to sell the Company, all Company employees and the employee-related liability and intercompany account balances were transferred to an SBC affiliate prior to August 31, 2004.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (FIN 46). FIN 46 provides guidance for determining whether an entity is a variable interest entity (VIE), and which equity investor of that VIE, if any, should include the VIE in its consolidated financial statements. In December 2003, the FASB staff revised FIN 46 to clarify some of the provisions. For certain VIEs, FIN 46 became effective for periods ending after December 15, 2003. In addition, the revision delayed the effective date for application of FIN 46 by large public companies, such as SBC, until periods ending after March 15, 2004 for all types of VIEs other than special-purpose entities, including our joint venture investment (see Note 3). The adoption of FIN 46 did not have an effect on our accounting for this investment.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates.

Comprehensive Income – Comprehensive income is the same as net income for all periods presented.

Income Taxes – We are included in SBC’s combined federal income tax return. Federal income taxes are provided for in accordance with the provisions of our Tax Allocation Agreement (Agreement) with SBC. In general, our income tax provision under the Agreement reflects the financial consequences of income, deductions and credits which can be utilized on a separate return basis or in consolidation with SBC and which are assured of realization. Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

Cash and Cash Equivalents – Cash and cash equivalents include all highly liquid investments with original maturities of three months or less, and the carrying amounts approximate fair value.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

Revenue Recognition and Cumulative Effect of Accounting Change – Prior to 2003, we recognized revenues and expenses directly related to publishing directories on the “issue basis” method of accounting. This method recognizes revenue and expenses at the time the initial delivery of the related directory is completed.

Effective January 1, 2003, we changed our method of recognizing revenue and expenses related to publishing directories from the “issue basis” method to the “amortization” method. The amortization method recognizes revenues and expenses directly related to the directory ratably over the life of the directory, which is typically 12 months. These expenses, and expenses directly related to directories that are in progress, are reflected in deferred charges on the combined balance sheet. We decided to change methods because the amortization method has now become the more prevalent method used among significant directory publishers.

Our directory accounting change resulted in a noncash charge of $58,711, net of a deferred income tax benefit of $38,664, recorded as a cumulative effect of accounting change on the combined statement of income as of January 1, 2003. Excluding this cumulative amount, the effect of this change was to decrease combined pre-tax income for 2003 by $5,515 ($3,331 net of tax), compared to the issue basis method.

The table below shows our estimated results for all years as if we had adopted the amortization method on January 1, 2002.

	Eight
	months ended	Year ended
	August 31,	December 31,
	2004	2003	2002

Operating Revenues	$314,433	$482,731	$486,155
Operating Expenses	178,462	295,123	302,778

Operating Income	$135,971	$187,608	$183,377

No customer accounted for more than 10% of revenues for the eight-month period ended August 31, 2004 or the years ended December 31, 2003 and 2002.

Allowance for Accounts Receivable – Our allowance for accounts receivable is estimated primarily based on analysis of history and future expectations of the Company’s customers. Estimates are based on the Company’s actual historical write-offs, net of recoveries, and the aging of accounts receivable balances. The Company’s assumptions are reviewed at least quarterly and adjustments are made to the allowance as appropriate. In addition to our allowance for accounts receivable, the Company reserves for certain receivables which are sold, with recourse, to an affiliate. Such reserves are subject to an analysis similar to that above and are included in other current liabilities on the combined balance sheets.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

Advertising Costs – Costs for advertising products and services or corporate image are expensed as incurred. The majority of our advertising is incurred centrally by SBC affiliates and billed to us on a monthly basis. We recorded advertising expense of $1,551 for the eight-month period ended August 31, 2004 and $4,298 and $2,446 for the years ended December 31, 2003 and 2002, respectively.

Advertising Barter Transactions – We sometimes enter into advertising transactions in which Ameritech Publishing – IL products are exchanged for media advertising, such as time or space on television or radio, or branding advertising, such as signage in stadiums or other displays. Revenues and expenses from advertising barter transactions totaled $348 for the eight-month period ended August 31, 2004 and $2,569 and $615 for the years ended December 31, 2003 and 2002, respectively.

Pension and Postretirement Benefits – See Note 5 for a comprehensive discussion of our pension and postretirement benefit expense, including a discussion of the actuarial assumptions determined by SBC.

Stock-Based Compensation – As discussed in Note 5, under various plans sponsored by SBC, our employees have received stock options, performance stock units and other nonvested stock units. We account for these plans using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). Under this method, the estimated fair value of the options granted is amortized to expense over the options’ vesting period.

Reclassifications – We have reclassified amounts in prior financial statements to conform to the current presentation.

2.	Related Party Transactions and Allocations

We provide directory advertising and publishing services to SBC and certain of its subsidiaries. These services are included in operating revenue and totaled $3,430 for the eight-month period ended August 31, 2004 and $1,868 and $2,021 for the years ended December 31, 2003 and 2002, respectively.

SBC and its subsidiaries provide us with financial, marketing, network, telecommunications, billing and collection, and administrative services, which we record as expenses. Where possible, certain costs are directly assigned to us. Indirect costs of SBC and its subsidiaries, where appropriate, are allocated to us based on several factors, including relative equity, number of employees, marketing costs, proportional revenues and a composite based on our proportionate share of certain direct and allocated charges. Direct and indirect costs charged to us for the eight-month period ended August 31, 2004 totaled $7,746. Direct and indirect costs charged to us for the years ended December 31, 2003 and 2002 totaled $11,840 and $10,981, respectively.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

We also share bank accounts with API. Our cash transactions are consolidated with API and the bank accounts are held by them. Our accounts receivable from, or accounts payable to, parent represents the difference between our net cash receipts and payments and dividends. We pay dividends to API based on our net income. Changes in the parent receivable or payable line items are reflected as financing activities.

The majority of our receivables are sold each month with recourse to an SBC subsidiary, which performs billing and collection services for the Partnership. Amounts receivable under this arrangement are included in accounts receivable from affiliates. Bad debt expense related to these receivables is included in the provision for doubtful accounts, and the associated liability is included in other current liabilities. The liabilities recorded at August 31, 2004 and December 31, 2003 totaled $14,431, and $23,004, respectively.

3.	Investment in Joint Venture and Material Agreements with RHD

Investments in Joint Venture: In August 1997, APIL entered into agreements with the Reuben H. Donnelley Corporation (RHD) to create the DonTech II Partnership (DonTech). We and RHD each own 50% of DonTech and our investment is accounted for under the equity method.

The following table is a reconciliation of our gross investment in DonTech at:

	August 31,	December 31,
	2004	2003

Investment balance at beginning of year	$52,382	$58,061
Equity Income	12,777	17,347
Distributions	(13,250)	(23,026)

Ending Balance	$51,909	$52,382

Balances presented in the combined balance sheets are net of a previous preferential distribution of $29,898 paid to the Company by DonTech. The amount is payable to DonTech in the event of a dissolution of DonTech (see Note 7).

The Partnership entered into an Exclusive Sales Agency Agreement in August 1997 with DonTech. Under the terms of the agreement, DonTech is the exclusive sales agent for the Partnership’s yellow pages local and street address directory customers. DonTech is paid a commission of 27% of net local revenues (local revenue less a bad debt provision). We recorded expense for DonTech commissions of $52,256 for the eight-month period ended August 31, 2004 and $103,030 and $105,156 for the years ended December 31, 2003 and 2002, respectively. Within accounts payable to related parties, we had payable balances due DonTech of $96,304 at August 31, 2004 and $97,207 at December 31, 2003.

APIL’s equity income from DonTech is recorded as contra expense to the 27% commission expense the Partnership pays to DonTech in accordance with the Exclusive Sales Agency Agreement. We recorded equity income of $12,777 for the eight-month period ended August 31, 2004 and $17,347 and $18,480 for the years ended December 31, 2003 and 2002, respectively.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

The following table presents summarized financial information for DonTech:

	Eight
	months ended	Year ended
	August 31,	December 31,
	2004	2003	2002

Income Statements
Operating revenues	$68,777	$99,711	$101,792
Operating income	25,428	33,526	35,230
Net income	25,554	34,694	36,959

	August 31,	December 31,
	2004	2003

Balance Sheets
Current assets	$103,180	$103,065
Noncurrent assets	13,317	14,441
Current liabilities	10,851	11,656
Noncurrent liabilities	2,177	1,435

Material Agreements with RHD: In connection with the creation of DonTech, the Partnership entered into an agreement with RHD in August 1997 whereby it pays RHD 35.9% of yellow pages local and street address directory net revenue less DonTech commissions (RHD Revenue Participation). We recorded expense for RHD Revenue Participation of $63,557 for the eight-month period ended August 31, 2004 and $99,073 and $102,631 for the years ended December 31, 2003 and 2002, respectively. Within accounts payable to related parties, we had a payable balance due RHD of $92,517 at August 31, 2004 and $93,591 at December 31, 2003.

In January 2002, the Partnership also renewed multiple service agreements with RHD for publishing, certain nonpublishing applications and support services and billing applications which are set to expire on either December 31, 2005 and/or December 31, 2008.

4.	Income Taxes

Significant components of our deferred tax liabilities and assets are as follows at:

	August 31,	December 31,
	2004	2003	2002

Employee benefits	$–	$679	$841
Commissions	23,728	24,243	24,243
Deferred directory charges	9,377	9,377	56,358
Investment in partnership	14,197	8,717	8,744
Other	76	76	80

Total deferred tax liabilities	47,378	43,092	90,266
Deferred tax asset – allowance for accounts receivable	10,923	10,408	16,696

Net deferred tax liabilities	$36,455	$32,684	$73,570

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

The components of income tax expense are as follows:

	Eight
	months ended	Year ended
	August 31,	December 31,
	2004	2003	2002

Federal
Current	$45,035	$62,884	$63,389
Deferred – net	3,567	(1,872)	(4,174)

	48,602	61,012	59,215

State and local
Current	9,834	13,672	13,770
Deferred – net	883	(350)	(917)

	10,717	13,322	12,853

Total	$59,319	$74,334	$72,068

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes is as follows:

	Eight
	months ended	Year ended
	August 31,	December 31,
	2004	2003	2002

Taxes computed at federal statutory rate	$47,590	$65,662	$63,696
Increases in income taxes resulting from:
State and local income taxes – net of federal tax benefit	6,966	8,659	8,355
Other – net	4,763	13	17

Total	$59,319	$74,334	$72,068

Tax expense for the eight-month period ended August 31, 2004 includes $5,400 which relates to additional tax allocations, due to a parent company (API) true-up of prior periods, as allowed under the Tax Allocation Agreement with SBC and its affiliates.

5.	Employee Benefits

Employees of the Company were transferred to an SBC affiliate as of August 15, 2004. As a result, the associated postemployment benefit obligation liabilities, including those due to retirees, were also transferred to the SBC affiliate. Accordingly, the August 31, 2004 balance sheet does not reflect liabilities related to postemployment benefit obligations. Because the transferred employees were employed by the Company for a majority of the eight-month period ended August 31, 2004, costs related to postemployment benefit obligations are appropriately reflected in the income statement.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

Pensions – Prior to the transfer of employees to an SBC affiliate, substantially all of our employees were covered by one of various noncontributory pension and death benefit plans. Management employees participated in cash balance pension plans. Additionally, all management employees participated in a traditional pension benefit formula, stated as a percentage of the employees’ adjusted career income. The pension benefit formula for most nonmanagement employees was based on a flat dollar amount per year according to job classification. Most employees can elect to receive their pension benefits in either a lump sum payment or annuity. We use a December 31 measurement date for calculating the values reported for plan assets and benefit obligations for our plans.

SBC’s objective in funding the plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to meet the plans’ obligations to provide benefits to employees upon their retirement. Although no significant cash contributions were required under ERISA regulations during 2004, in July SBC voluntarily contributed approximately $1 billion to the pension trusts for the benefit of plan participants, of which $1,000 was allocated to APIL for financial statement purposes.

The plan assets of the Ameritech plans, which include the employees of APIL, are restricted from transfer prior to October 2004 due to a change in control provision contained in the plans. The Ameritech plans were combined into the SBC plan effective December 2004.

Significant weighted-average assumptions used by SBC in developing pension information include:

	August 31,	December 31,
	2004	2003	2002

Discount rate for determining projected benefit obligation	*	6.25%	6.75%
Discount rate in effect for determining net pension cost (benefit)	6.25%	6.75%	7.50%
Long-term rate of return on plan assets	8.50%	8.50%	9.50%
Composite rate of compensation increase	4.25%	4.25%	4.25%

*As there are no postemployment benefit obligations remaining at August 31, 2004 due to the transfer of employees, the discount rate for the projected benefit obligation is not applicable.

In accordance with GAAP, SBC’s assumed discount rate of 6.25% at December 31, 2003 reflects the hypothetical rate at which the projected benefit obligation could be effectively settled or paid out to participants, on that date. SBC determined the discount rate based on a range of factors including the rates of return on high-quality, fixed-income investments available at the measurement date.

The expected long-term rate of return on plan assets of 8.5% for 2004 reflects SBC’s average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the projected benefit obligations. SBC considers many factors that include, but are not limited to historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisors.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

The weighted-average expected return on assets assumption, which reflects a view of long-term returns, is one of the most significant of the weighted-average assumptions used to determine actuarial estimates of pension and postretirement benefit expense. Based on long-term expectations of market returns in future years, SBC’s long-term rate of return on plan assets is 8.5% for 2004. If all other factors were to remain unchanged, we expect a 1% decrease in the expected long-term rate of return would have caused 2004 combined pension and postretirement cost to increase approximately $215 over 2003 (analogous change would result from a 1% increase).

Under GAAP, the expected long-term rate of return is calculated on the market-related value of assets (MRVA). GAAP requires that actual gains and losses on pension and postretirement plan assets be recognized in the MRVA equally over a period of not more than five years. SBC uses a methodology, allowed under GAAP, under which the MRVA is held to within 20% of the actual fair value of plan assets, which can have the effect of accelerating the recognition of excess actual gains and losses into the MRVA to less than five years. Due to investment losses on plan assets experienced in the last several years, this methodology contributed to a higher combined net pension and postretirement cost in 2003 as compared with not using this methodology. This methodology did not have a significant effect on our 2004 or 2002 combined net pension and postretirement benefit as the MRVA was almost equal to the fair value of plan assets.

GAAP requires certain disclosures to be made of components of net periodic pension cost for the period, including a reconciliation of the funded status of the plans with amounts reported in the balance sheets and disclosures of specific information about plan assets, such as investment policies and the targeted and actual return on plan assets by asset category. Since the funded status of plan assets and obligations relates to all SBC-sponsored plans as a whole, this information is not presented for the Company.

For the eight-month period ended August 31, 2004, we recognized pension benefits of approximately $16. For the years ended December 31, 2003 and 2002, we recognized pension benefits of approximately $182 and $1,123, respectively. As of August 31, 2004, the cumulative amount of our contributions made to the trust in excess of our pension cost was approximately $3,832. As of December 31, 2003 and 2002, the cumulative amount of our contributions made to the trust in excess of our pension cost was approximately $3,778 and $3,587, respectively.

Postretirement Benefits – Prior to the transfer of employees to an SBC affiliate, under Ameritech’s or SBC’s benefit plans, we provided certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrued actuarially determined postretirement benefit costs as active employees earned these benefits. SBC maintains Voluntary Employee Beneficiary Association (VEBA) trusts to partially fund these postretirement benefits; however, there are no ERISA or other regulations requiring these postretirement benefit plans to be funded annually. We also fund postretirement life insurance benefits at an actuarially determined rate. Trust assets consist principally of private and public equity, government and corporate bonds and index funds.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

During the second quarter of 2004, SBC agreed to new five-year labor agreements with the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers. The agreement provided for additional contributions from current employees toward certain medical and prescription drug co-pays.

In January 2004, the majority of nonmanagement retirees were informed of medical coverage changes. SBC subsequently announced modifications to these changes, which were contingent upon reaching an agreement with the CWA. Agreement was reached and, as modified, effective January 1, 2005, medical coverage for nonmanagement retirees will require increased co-pays and deductibles for prescription drugs and certain medical services. These changes reduced our postemployment cost approximately $176 for the eight-month period ended August 31, 2004.

In May 2004, the FASB issued guidance (referred to as FSP FAS 106-2) on how employers should account for provisions of the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). The Medicare Act allows employers who sponsor a postretirement health care plan that provides a prescription drug benefit to receive a subsidy for the cost of providing that drug benefit. In order for employers, such as us, to receive the subsidy payment under the Medicare Act, the value of our offered prescription drug plan must be at least equal to the value of the standard prescription drug coverage provided under Medicare Part D. Due to our lower deductibles and better coverage of drug costs, we believe that our plan is of greater value than Medicare Part D.

The preliminary guidance issued by the FASB, FSP FAS 106-1 permitted us to recognize immediately this subsidy on our financial statements. SBC accounted for the Medicare Act as a plan amendment and recorded the adjustment in the amortization of our liability, from the date of enactment of the Medicare Act, December 2003. The final guidance issued by the FASB, FSP-FAS 106-2, requires us to account for the Medicare Act as an actuarial gain or loss and decreased our postretirement cost approximately $53 for the eight-month period ended August 31, 2004 and $6 for the year ended December 31, 2003. SBC’s accounting assumes that the plans it offers will continue to provide drug benefits equivalent to Medicare Part D, that those plans will continue to be the primary plan for our retirees and that we will receive the subsidy. SBC does not expect that the Medicare Act will have a significant effect on our retirees’ participation in our postretirement benefit plan.

GAAP requires certain disclosures to be made of components of net periodic postretirement benefit cost, including a reconciliation of the funded status of the plans to amounts reported in the combined balance sheets and disclosures of specific information about plan assets, such as investment policies and the targeted and actual return on plan assets by asset category. Since the funded status of assets and obligations relates to SBC’s plans as a whole, this information is not presented for us.

For the eight-month period ended August 31, 2004, we recognized postretirement costs of approximately $264. For the years ended December 31, 2003 and 2002, we recognized postretirement costs of approximately $637 and $204. At December 31, 2003, the amount included in our combined balance sheet for accrued postretirement benefit obligations was approximately $1,508. SBC used the same significant assumptions for the discount rate, long-term rate of return on plan assets and composite rate of compensation increase used in developing the accumulated postretirement benefit obligation and related postretirement benefit costs that were used in developing the pension information.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

The medical cost trend rate in 2004 is 9.0% for retirees 64 and under and 10.0% for retirees 65 and over, trending to an expected increase of 5.0% in 2009 for all retirees, prior to adjustment for cost-sharing provisions of the medical and dental plans for certain retired employees. The assumed dental cost trend rate in 2004 is 5.0%. Raising the annual medical and dental cost trend rates by one percentage-point increases the total of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2003 by approximately 17%. Decreasing the annual medical and dental cost trend rates by one percentage-point decreases the total of the service and interest cost components of net periodic postretirement benefit cost for 2003 by approximately 14%.

Other Postemployment Benefits – Prior to the transfer of employees to an SBC affiliate, under Ameritech’s or SBC’s benefit plans, we provided employees varying levels of severance pay, disability pay, workers’ compensation and medical benefits under specified circumstances and accrued these postemployment benefits at the occurrence of an event that rendered an employee inactive or, if the benefits ratably vested, over the vesting period.

Savings Plans – Prior to the transfer of employees to an SBC affiliate, substantially all employees were eligible to participate in contributory savings plans sponsored by SBC. Under the savings plans, we matched a stated percentage of eligible employee contributions, subject to a specified ceiling. Our allocated costs related to these savings plans were approximately $55 for the eight-month period ended August 31, 2004 and $82 and $36 for the years ended December 31, 2003 and 2002, respectively.

Stock-Based Compensation – Prior to the transfer of employees to an SBC affiliate, our employees participated in various stock option plans sponsored by SBC. Under these plans, senior and other management and nonmanagement employees and nonemployee directors have received stock options, performance stock units and other nonvested stock units based on SBC stock. Stock options issued through August 31, 2004 carry exercise prices equal to the market price of the stock at the date of grant and have maximum terms ranging from five to ten years. Depending upon the grant, vesting of stock options may occur up to five years from the date of grant, with most options vesting on a graded basis over three years (1/3 of the grant vests after one year, another 1/3 vests after two years and the final 1/3 vests after three years from the grant date). Nonvested stock units are valued at the market price of the stock at the date of grant and vest over a three- to five-year period. As of August 31, 2004, SBC was authorized to issue up to 40 million shares of stock (in addition to shares that may be issued upon exercise of outstanding options or upon vesting of performance stock units or other nonvested stock units) to officers, employees and directors pursuant to these various plans.

SBC uses an accelerated method of recognizing compensation cost for fixed awards with graded vesting, which essentially treats the grant as three separate awards, with vesting periods of 12, 24 and 36 months for those that vest over three years. As noted above, a majority of the options vest over three years and for those we recognize approximately 61% of the associated compensation expense in the first year, 28% in the second year and the remaining 11% in the third year. As allowed by FAS 123, compensation cost is accrued as if all options granted subject only to a service requirement are expected to vest. The effects of actual forfeitures of unvested options are recognized (as a reversal of expense) as they occur.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

The compensation cost that has been charged against income for these plans is as follows:

	Eight
	months ended	Year ended
	August 31,	December 31,
	2004	2003	2002

Stock option expense under FAS 123	$17	$72	$140

The estimated fair value of the options granted is amortized to expense over the options’ vesting period. As options are exercisable in SBC common stock, separate assumptions are not developed for subsidiaries of SBC. The fair value for these options was estimated at the date of grant, using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Eight
	months ended	Year ended
	August 31,	December 31,
	2004	2003	2002

Risk-free interest rate	4.21%	3.64%	4.33%
Dividend yield	5.00%	4.40%	3.04%
Expected volatility factor	23.78%	22.38%	23.22%
Expected option life in years	7.00	6.74	4.36

FAS 123 and FAS 148 require certain disclosures to be made about the outstanding and exercisable options, option activity, weighted average exercise price per option and option exercise price range for each income statement period. Since the stock option activity relates only to SBC’s shareowners’ equity, this information is not presented for us.

6.	Commitments and Contingencies

In addition to issues specifically discussed elsewhere, we are party to various lawsuits, proceedings and other matters arising in the ordinary course of business. In our opinion, although the outcomes of these proceedings are uncertain, they should not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

7.	Subsequent Events

Effective September 1, 2004, APIL sold its 50% interest in DonTech and 100% interest in the Partnership to RHD for $1.45 billion in cash. As a result of the sale, APIL’s Exclusive Sales Agency Agreement with DonTech, its Revenue Participation Agreement with RHD, and the Partnership’s service agreements with RHD were all terminated effective September 1, 2004. Additionally, the $29,898 payable to DonTech, upon dissolution of the DonTech partnership, was settled as a part of the sale of the Company.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

8.	Quarterly Information (Unaudited)

	Total		Net
Calendar	Operating	Operating	Income
Quarter	Revenues	Income	(Loss)

2004
First	$116,728	$46,158	$23,649
Second	117,661	57,188	34,946
Two months ended August 31	80,044	32,625	18,057

Eight months ended August 31	$314,433	$135,971	$76,652

2003
First	$120,533	$45,284	$(34,241)
Second	120,049	50,363	33,149
Third	120,072	49,258	29,889
Fourth	122,077	42,703	25,765

Annual	$482,731	$187,608	$54,562

The first quarter of 2003 includes a cumulative effect of accounting change of $58,711 (income before cumulative effect of accounting change was $24,470), related to the change in the method in which we recognize revenues and expenses related to publishing directories from the “issue basis” method to the “amortization” method (see Note 1).

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of December 31, 2004, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting and the independent registered public accounting firm’s attestation of that report required under Item 308 of Regulation S-K has been included in Item 8 immediately preceding the Company’s consolidated financial statements.

(b)	Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A)(1) and (2) — List of financial statements and financial statement schedules
      The following consolidated financial statements of the Company are included under Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Operations for the three years ended December 31, 2004
Consolidated Statements of Cash Flows for the three years ended December 31, 2004
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three years ended December 31, 2004
Notes to Consolidated Financial Statements

The following financial statements of the Company’s wholly owned subsidiaries and their predecessors are included under Item 8 in this Form 10-K/A pursuant to Rule 3-16 of Regulation S-X because our Senior Notes became secured by the capital stock or equity interest of such subsidiaries in connection with the SBC Directory Acquisition:

R.H. Donnelley Publishing & Advertising, Inc.

Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2004 and 2003
Statements of Operations for the two years ended December 31, 2004
Statements of Cash Flows for the two years ended December 31, 2004
Statements of Changes in Shareholders’ Equity (Deficit) for the two years ended December 31, 2004
Notes to Financial Statements

Report of Independent Auditors
Combined Consolidated Balance Sheet at December 31, 2002
Combined Consolidated Statement of Income for the year ended December 31, 2002
Combined Consolidated Statement of Cash Flows for the year ended December 31, 2002
Combined Consolidated Statement of Shareholders’ Equity for the year ended December 31, 2002
Notes to Combined Consolidated Financial Statements

R.H. Donnelley APIL, Inc.

Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2004 and 2003
Statements of Operations for the three years ended December 31, 2004
Statements of Cash Flows for the three years ended December 31, 2004
Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2004
Notes to Financial Statements

DonTech II Partnership

Reports of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2004 and 2003

Statements of Operations for the four months ended December 31, 2004, eight months ended August 31, 2004 and the two years ended December 31, 2003
Statements of Cash Flows for the four months ended December 31, 2004, eight months ended August 31, 2004 and the two years ended December 31, 2003
Statements of Changes in Partners’ Capital for the four months ended December 31, 2004, eight months ended August 31, 2004 and the two years ended December 31, 2003

Notes to Financial Statements

R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet at December 31, 2004 (Restated)
Consolidated Statement of Operations for the four months ended December 31, 2004 (Restated)
Consolidated Statement of Cash Flows for the four months ended December 31, 2004 (Restated)
Consolidated Statement of Members’ Capital for the four months ended December 31, 2004 (Restated)
Notes to Consolidated Financial Statements

R.H. Donnelley Publishing & Advertising of Illinois Partnership

Report of Independent Registered Public Accounting Firm
Balance Sheet at December 31, 2004 (Restated)
Statement of Operations for the four months ended December 31, 2004 (Restated)
Statement of Cash Flows for the four months ended December 31, 2004 (Restated)
Statement of Changes in Partners’ Capital for the four months ended December 31, 2004 (Restated)
Notes to Financial Statements

Ameritech Publishing of Illinois, Inc. and Ameritech Publishing of Illinois Partners Partnership

Report of Independent Auditors
Combined Statements of Income for the eight months ended August 31, 2004 and the two years ended December 31, 2003

Combined Balance Sheets at August 31, 2004 and December 31, 2003
Combined Statements of Cash Flows for the eight months ended August 31, 2004 and the two years ended December 31, 2003
Combined Statements of Parent Company Capital for the eight months ended August 31, 2004 and the two years ended December 31, 2003

Notes to Combined Financial Statements

Financial statement schedules for the Company have not been prepared because the required information has been included in the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K/A.
(C)     Exhibits:

Exhibit No.		Document

2	.1#	Stock Purchase Agreement, dated as of September 21, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)
2.2		Supplemental Agreement to Stock Purchase Agreement, dated as of December 31, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155). The Company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request

Exhibit No.		Document

2	.3#	Preferred Stock and Warrant Purchase Agreement, dated as of September 21, 2002, among R.H. Donnelley Corporation and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)
2	.4#	Purchase Agreement dated as of July 28, 2004 by and among R.H. Donnelley Corporation, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 2, 2004, Commission File No. 001-07155)
2.5		Amendment No. 1 to the Purchase Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
3.1		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)
3.2		By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)
3.3		Certificate of Incorporation of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)
3.4		By-laws of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)
3.5		Certificate of Designations of Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
3.6		Certificate of Designations of Series B-1 Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.1 to the Current Report Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)
4.1		Indenture, dated as of June 5, 1998, among R.H. Donnelley Inc., as Issuer, the Company, as Guarantor, and the Bank of New York, as Trustee, with respect to the 9.125% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)
4.2		Form of the 9.125% Senior Subordinated Notes due 2008 (included in Exhibit 4.1)
4.3		Company Guarantee (included in Exhibit 4.1)
4.4		First Supplemental Indenture, dated as of November 25, 2002, among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 9.125% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 2002, Commission File No. 001-07155)
4.5		Second Supplemental Indenture, dated as of December 20, 2002, among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley Acquisitions II, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 9.125% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002, Commission File No. 001-07155)

Exhibit No.		Document

4.6		Third Supplemental Indenture, dated as of December 20, 2002 (operative as of January 3, 2003), among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley Acquisitions II, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 9.125% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, Commission File No. 001-07155)
4.7		Rights Agreement, dated as of October 27, 1998, between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Commission File No. 001-07155)
4.8		Amendment No. 1 to Rights Agreement, dated as of February 26, 2001, by and among R.H. Donnelley Corporation, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)
4.9		Amendment No. 2 to Rights Agreement, dated as of September 21, 2002, between the Company and The Bank of New York, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)
4.10		Form of Warrant Agreement, dated as of November 25, 2002, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
4.11		Form of Warrant Agreement, dated January 3, 2003, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
4.12		Registration Rights Agreement, dated as of November 25, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)
4	.13#	Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.14		Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.15		Form of 8.875% Senior Notes due 2010 (included in Exhibit 4.13)
4.16		Guarantees relating to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4	.17#	Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

Exhibit No.		Document

4.18		Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.19		Form of 10.875% Senior Subordinated Notes due 2012 (included in Exhibit 4.17)
4.20		Guarantees relating to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.21		Second Supplemental Indenture dated as of January 9, 2004 among R.H. Donnelley Inc., as Issuer, the Company and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)
4.22		Second Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
4.23		Third Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
4.24		Senior Guarantees relating to Second Supplemental Indenture to the Indenture governing the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
4.25		Senior Subordinated Guarantees relating to the Third Supplemental Indenture to the Indenture governing the 10.875% Notes due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
4	.26#	Indenture, dated as of January 14, 2005, among R.H. Donnelly Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)
4.27		Form of 6 7/8% Senior Notes due 2013 (included in Exhibit 4.26)
10	.1#	Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on September 30, 1998, Commission File No. 001-07155)
10	.2#	Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on September 30, 1998, Commission File No. 001-07155)
10	.3#	Amended and Restated Indemnity and Joint Defense Agreement dated as of July 30, 2004, by and among VNU, N.V., VNU, Inc., ACNielson Corporation, AC Nielson (US), Inc., Nielson Media Research, Inc., R.H. Donnelley Corporation, the Dun & Bradstreet Corporation, Moody’s Corporation, and IMS Health Incorporated (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2004, Commission File No. 001-07155)

Exhibit No.		Document

10	.4#	DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)
10.5		Amendment No. 1 to DonTech II Partnership Agreement dated as of January 28, 2000 between R.H. Donnelley Inc. and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)
10	.6#	Revenue Participation Agreement, dated as of August 19, 1997, by and between APIL Partners Partnership and R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)
10	.7#	Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)
10	.8#	Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)
10.9		Agreement for Publishing Services, dated as of January 1, 2002 between Ameritech Publishing Inc. and R.H. Donnelley Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, filed with the Securities and Exchange Commission on May 10, 2002, Commission File No. 001-07155)
10	.10^	Key Employees’ Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)
10	.11^	1991 Key Employees’ Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000, filed with the Securities and Exchange Commission on November 13, 2000, Commission File No. 001-07155)
10	.12^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000, Commission File No. 001-07155)
10	.13^	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)
10	.14^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)
10	.15^	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.02 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)
10	.16^	Form of Annual Incentive Program Award (incorporated by reference to Exhibit 99.03 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)
10	.17^	Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

Exhibit No.		Document

10	.18^	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the three month period ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004, Commission File No. 001- 07155)
10	.19^	Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)
10	.20^	Employment Agreement effective as of May 1, 2002 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)
10	.21^	Employment Agreement effective September 21, 2002 between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2002, filed with the Securities and Exchange Commission on November 12, 2002, Commission File No. 001-07155)
10	.22^	Employment Agreement effective March 1, 2002 between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)
10	.23^	Employment Agreement dated as of January 1, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)
10	.24^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)
10.25		Letter Agreement, dated as of November 25, 2002, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)
10.26		Letter Agreement dated as of January 3, 2003 among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
10.27		Letter Agreement, dated as of July 22, 2003 among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003, Commission File No. 001-07155)
10	.28#	Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
10	.29#	Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

Exhibit No.		Document

10	.30#	Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
10.31		Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
10.32		Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
10	.33#	Directory Services License Agreement, dated as of September 1, 2004, among R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising of Illinois Partnership (formerly known as The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.34		Non-Competition Agreement, dated as of September 1, 2004, between R.H. Donnelley Corporation and SBC Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.35		SMARTpages Reseller Agreement, dated as of September 1, 2004, among SBC Communications, Inc., Southwestern Bell Yellow Pages, Inc., SBC Knowledge Ventures, L.P., R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising of Illinois Partnership (formerly known as The APIL Partners Partnership) and DonTech II Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.36		Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (formerly known as The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10	.37#	Credit Agreement, dated as of December 6, 2002, among the Company, R.H. Donnelley Inc., R.H. Donnelley Finance Corporation II (subsequently merged with and into R.H. Donnelley Inc.), the several lenders from time to time party thereto, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as joint documentation agents, Deutsche Bank Trust Company Americas, as administrative agent, and Deutsche Bank Securities Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
10.38		First Amendment, dated as of December 5, 2003, among the Company, R.H. Donnelley Inc., the financial institutions parties thereto, Deutsche Bank Securities Inc., CitiGroup Global Markets Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint book runners, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent, to the Credit Agreement, dated as of December 6, 2002 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2004, Commission File No. 001-07155)

Exhibit No.		Document

10	.39#	Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among, R.H. Donnelley Inc., as borrower, R.H. Donnelley Corporation, the lenders from time to time parties thereto, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank and Bear Stearns Corporate Lending Inc., as co-syndication agents, Citicorp North America, Inc. and Goldman Sachs Credit Partners L.P., as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.40		First Amendment, dated as of December 6, 2004, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, R.H. Donnelley Inc., the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and J.P. Morgan Securities Inc. as sole bookrunner and sole lead arranger and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 001-07155)
10.41		Second Amendment, dated as of January 7, 2005, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, R.H. Donnelley Inc., the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 001-07155)
10.42		Amended and Restated Guaranty and Collateral Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, R.H. Donnelley Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley Publishing & Advertising, Inc., Get Digital Smart.com Inc., R.H. Donnelley Publishing & Advertising of Illinois Partnership, DonTech II Partnership, DonTech Holdings, LLC, and R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.43		Reaffirmation, dated as of December 6, 2004, by R.H. Donnelley Corporation, R.H. Donnelley Inc. and its subsidiaries in favor of Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 001-07155)
10	.44#	Closing Agreement dated as of December 13, 2004 by and between the Company and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2004, Commission File No. 001-07155)
10	.45#	Stock Purchase Agreement dated as of January 10, 2005, by and among R.H. Donnelley Corporation and certain investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 001-07155)
10.46		Registration Rights Agreement, dated as of January 14, 2005, among R.H. Donnelley Corporation and the initial purchasers that are party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)
21		Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Quarterly Report on Form 10-Q for the three month period ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004, Commission File No. 001-07155)
23	.1*	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm
23	.2*	Consent of Ernst & Young LLP, Independent Auditors
23	.3*	Consent of Ernst & Young LLP, Independent Auditors
31	.1*	Certification of Annual Report on Form 10-K/A for the year ended December 31, 2004 by David C. Swanson, Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

Exhibit No.		Document

31	.2*	Certification of Annual Report on Form 10-K/A for the year ended December 31, 2004 by Steven M. Blondy, Senior Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act
31	.3*	Certification of Annual Report on Form 10-K/A for the year ended December 31, 2004 by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act
31	.4*	Certification of Annual Report on Form 10-K/A for the year ended December 31, 2004 by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act
32	.1*	Certification of Annual Report on Form 10-K/A for the year ended December 31, 2004 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Corporation
32	.2*	Certification of Annual Report on Form 10-K/A for the year ended December 31, 2004 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith

^	Management contract or compensatory plan

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May 2005.

R.H. Donnelley Corporation

By:	/s/ Robert A. Gross

Robert A. Gross,
Vice President and Controller

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May, 2005.

R.H. Donnelley Inc.

By:	/s/ Robert A. Gross

Robert A. Gross,
Vice President and Controller