Form 10-Q
period 2005-06-30
DONNELLEY R H INC; R H DONNELLEY CORP
filed 2005-08-05
CIK 1065310, 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether registrant is an accelerated filer Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at August 1, 2005
Common Stock, par value $1 per share	31,777,775
Commission file number 333-59287
R.H. DONNELLEY INC. *
(Exact name of registrant as specified in its charter)

Delaware	36-2467635

(State of Incorporation)	(I.R.S. Employer Identification No.)

1001 Winstead Drive, Cary, N.C.	27513

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (919) 297-1600

*	R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this report with respect to R.H. Donnelley Inc. with the reduced disclosure format. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes, which were redeemed in full on February 6, 2004. In addition, R.H. Donnelley Inc. is the obligor of 8 7/8% Senior Notes due 2010 and 10 7/8% Senior Subordinated Notes due 2012 and is subject to the filing requirements of Section 15(d) as a result of such notes. As of August 1, 2005, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

R.H. DONNELLEY CORPORATION
INDEX TO FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2005 and 2004	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	50

Item 4. Controls and Procedures	51

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	52

Item 4. Submission of Matters to a Vote of Security Holders	58

Item 6. Exhibits	59

SIGNATURES	69
Ex-10.15
Ex-10.16
Ex-10.17
Ex-10.19
Ex-14
Ex-31.1
Ex-31.2
Ex-31.3
Ex-31.4
Ex-32.1
Ex-32.2

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
R.H. Donnelley Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2005	2004

Assets
Current Assets
Cash and cash equivalents	$5,824	$10,755
Accounts receivable
Billed	108,536	112,107
Unbilled	371,832	376,419
Allowance for doubtful accounts and sales claims	(31,780)	(33,093)

Net accounts receivable	448,588	455,433
Deferred directory costs	100,354	116,517
Other current assets	33,188	40,604

Total current assets	587,954	623,309

Fixed assets and computer software, net	43,874	37,686
Other non-current assets	103,045	102,628
Intangible assets, net	2,869,151	2,905,330
Goodwill	319,014	309,969

Total Assets	$3,923,038	$3,978,922

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ (Deficit) Equity

Current Liabilities
Accounts payable and accrued liabilities	$47,982	$70,341
Accrued interest	21,030	10,021
Deferred directory revenue	452,855	381,424
Current portion of long-term debt	132,536	162,011

Total current liabilities	654,403	623,797

Long-term debt	3,090,168	2,965,331
Deferred income taxes, net	133,866	118,820
Other non-current liabilities	44,180	36,878

Total liabilities	3,922,617	3,744,826

Commitments and contingencies

Redeemable convertible preferred stock (liquidation preference of $122,186 at June 30, 2005 and $234,886 at December 31, 2004)	112,807	216,111

Shareholders’ (Deficit) Equity
Common stock, par value $1 per share, 400,000,000 shares authorized, 51,621,894 shares issued	51,622	51,622
Additional paid-in capital	9,967	107,103
Warrants outstanding	13,758	13,758
(Accumulated deficit) retained earnings	(33,228)	3,855
Treasury stock, at cost, 19,870,130 shares at June 30, 2005 and 20,137,361 shares at December 31, 2004	(163,637)	(163,603)
Accumulated other comprehensive income	9,132	5,250

Total shareholders’ (deficit) equity	(112,386)	17,985

Total Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ (Deficit) Equity	$3,923,038	$3,978,922

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2005	2004	2005	2004

Net revenue	$232,967	$144,641	$440,307	$288,448
Expenses
Operating expenses	106,495	56,932	208,836	110,890
General and administrative expenses	14,831	15,429	27,982	28,046
Depreciation and amortization	20,611	14,947	42,263	29,339

Total expenses	141,937	87,308	279,081	168,275

Partnership income	—	34,803	—	58,701

Operating income	91,030	92,136	161,226	178,874

Interest expense, net	(58,206)	(37,496)	(115,703)	(77,796)

Income before income taxes	32,824	54,640	45,523	101,078

Provision for income taxes	12,801	21,583	17,754	39,926

Net income	20,023	33,057	27,769	61,152

Preferred dividend	2,919	5,392	6,238	10,678
Loss on repurchase of redeemable convertible preferred stock	—	—	133,681	—

Income (loss) available to common shareholders	$17,104	$27,665	$(112,150)	$50,474

Earnings (loss) per share
Basic	$0.46	$0.68	$(3.55)	$1.25

Diluted	$0.44	$0.65	$(3.55)	$1.20

Shares used in computing earnings (loss) per share
Basic	31,699	31,204	31,621	31,132

Diluted	33,471	32,546	31,621	32,379

Comprehensive Income (Loss)
Net income	$20,023	$33,057	$27,769	$61,152
Unrealized (loss) gain on interest rate swaps, net of tax	(8,335)	5,869	3,884	3,161

Comprehensive income	$11,688	$38,926	$31,653	$64,313

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
amounts in thousands	2005	2004

Cash Flows from Operating Activities
Net income	$27,769	$61,152
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	42,263	29,339
Deferred income taxes	37,281	39,926
Provision for bad debts	11,505	6,491
Other non-cash charges	10,602	11,031
Changes in assets and liabilities, net of effects from acquisition:
Cash in excess of partnership income	—	1,569
Increase in accounts receivable	(4,659)	(19,030)
Decrease in other assets	26,203	1,863
(Decrease) increase in accounts payable and accrued liabilities	(11,735)	2,729
Increase in deferred directory revenue	71,431	11,248
(Decrease) increase in other non-current liabilities	(15,947)	1,142

Net cash provided by operating activities	194,713	147,460

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(12,035)	(8,857)

Net cash used in investing activities	(12,035)	(8,857)

Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	291,516	—
Borrowings under Revolver	140,100	1,400
Revolver repayments	(161,300)	(1,400)
Repurchase of redeemable convertible preferred stock	(277,197)	—
Debt repayments	(183,282)	(149,466)
(Decrease) increase in checks not yet presented for payment	(2,383)	9,470
Proceeds from employee stock option exercises	4,937	4,265

Net cash used in financing activities	(187,609)	(135,731)

(Decrease) increase in cash and cash equivalents	(4,931)	2,872
Cash and cash equivalents, beginning of year	10,755	7,722

Cash and cash equivalents, end of period	$5,824	$10,594

Supplemental Information:
Cash paid (received):
Interest	$97,346	$70,881

Income taxes, net	$508	$(12,443)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except per share data)
1. Business and Basis of Presentation
The interim consolidated financial statements of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries (the “Company”, “RHD”, “we”, “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”). The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
We are a leading yellow pages publisher and directional media company. Directional media is where consumers search to find who sells the goods and services they are ready to purchase. We publish Sprint®-branded directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. We also publish SBC®-branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in all of our Sprint markets under the Best Red Yellow Pages® brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com. We also sell local advertising in Illinois and Northwest Indiana onto www.SMARTpages.com, SBC’s Internet yellow pages platform.
On September 1, 2004, we completed the acquisition of the directory publishing business (“SBC Directory Business”) of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana, including SBC’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and SBC (collectively, the “SBC Directory Acquisition”), for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. The acquisition was consummated pursuant to, and in accordance with, the terms of the Purchase Agreement, dated as of July 28, 2004, as amended, by and among the Company, Ameritech Corporation (“Ameritech”), a direct wholly owned subsidiary of SBC, and Ameritech Publishing, Inc. (“API”), a direct wholly owned subsidiary of Ameritech. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SBC Directory Business are included in our consolidated results from and after September 1, 2004. The acquired SBC Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, an indirect wholly owned subsidiary of the Company. See Note 3, “Acquisitions” for a further description of the acquisition.
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

Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). Revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of claims we may incur for a directory in the future. Before the SBC Directory Acquisition, we also earned revenue from providing pre-press publishing services to SBC for those directories in the DonTech markets. Revenue from these pre-press publishing services was recognized as services were performed.
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
Equity Method Accounting. Before the SBC Directory Acquisition, DonTech was a 50/50 perpetual partnership in which we and a subsidiary of SBC were the partners. DonTech was a separate legal entity that provided its services with its own employees and a stand-alone management team. Subject to the oversight of the board of directors, the employees of DonTech had the right, authority and power to do any act to accomplish, and enter into any contract incidental to attain the purposes of the partnership. No employees of either RHD or SBC were involved in the day-to-day operations of DonTech and, because the partners shared equally in the net profits and each had one voting member on the DonTech board of directors, neither partner had the unilateral ability to control or influence the operations of DonTech. Accordingly, through September 1, 2004, we accounted for DonTech under the equity method and did not consolidate the DonTech results in our financial statements.
Before the SBC Directory Acquisition, we recognized our 50% share of DonTech net income as partnership income in our consolidated statement of operations. DonTech reported commission revenue based on the annual value of a sales contract in the period the contract was executed (calendar sales) and reported expenses as incurred. Partnership income also included revenue participation income from SBC. Revenue participation income was based on DonTech advertising sales and was reported when a sales contract was executed with a customer. Our investment in DonTech and the revenue participation receivable from SBC had been reported as partnership investment on the consolidated balance sheet prior to the SBC Directory Acquisition. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we now consolidate all net profits from DonTech and we eliminated our DonTech partnership investment. Consequently, partnership income was no longer reported commencing on September 1, 2004. Rather, following the SBC Directory Acquisition, the revenues, expenses and income of the acquired SBC Directory Business are directly recorded in our statement of operations.
Cash and Cash Equivalents. Cash equivalents include liquid investments with a maturity of less than three months at their time of purchase. We place our investments with high quality financial institutions. At times, such investments may be in excess of federally insured limits.
Accounts Receivable. Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a 12-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent contractually owed amounts for published directories that have yet to be billed to advertisers. Billed and unbilled receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer accurately represent the amount of bad debts and sales claims we may incur.

In connection with the SBC Directory Acquisition, we entered into a transition services agreement with SBC whereby SBC billed and collected from our advertising customers in the Illinois and Northwest Indiana directories and remitted collections (net of specified holdback) to us through early 2005. On a monthly basis commencing September 1, 2004, SBC provided an advance to us related to those billings, and as such, we recorded an advance from SBC that was decreased as SBC collected from our advertisers, thus satisfying that liability. In the first quarter of 2005, we assumed all responsibility for billing and collections from our advertising customers in the Illinois and Northwest Indiana directories.
Deferred Financing Costs. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheet. These costs are amortized to interest expense over the terms of the respective debt agreements. The “bond outstanding” method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the straight-line method. Amortization of deferred financing costs included in interest expense was $4.0 million and $3.7 million for the three months ended June 30, 2005 and 2004, respectively, and $8.1 million and $7.1 million for the six months ended June 30, 2005 and 2004, respectively.
Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $4.6 million and $3.7 million for the three months ended June 30, 2005 and 2004, respectively, and $8.9 million and $5.6 million for the six months ended June 30, 2005 and 2004, respectively.
Concentration of Credit Risk. Approximately 85% of our directory advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers typically enter into 12-month advertising sales contracts and make monthly payments over the term of the contract. Some advertisers prepay the full amount or a portion of the contract value. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge late fees to advertisers that do not pay by specified due dates.
The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs with which we contract. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts historically has been less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.
At June 30, 2005, we had interest rate swap agreements with major financial institutions with a notional value of $1,355 million. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Derivative Financial Instruments. We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. These agreements effectively convert $1,355 million of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 3.19%. The swaps mature at varying dates beginning October 2005 through September 2009. The weighted average rate received was 3.08% and 2.86% during the three and six months ended June 30, 2005, respectively. These periodic payments and receipts are recorded as interest expense.

The interest rate swaps have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $1,355 million of bank debt. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in other comprehensive income. Any ineffectiveness is recorded through earnings. As of June 30, 2005, our interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $1,355 million of bank debt, and no ineffectiveness was included in earnings.
Earnings per Share. We account for earnings per share in accordance with Emerging Issues Task Force Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income (loss) allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock. Therefore, the following EPS amounts only pertain to our common stock.
Under the guidance of EITF 03-6, diluted EPS is calculated by dividing income (loss) allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights and warrants, the dilutive effect of which is calculated using the treasury stock method, and our 8% redeemable convertible cumulative preferred stock (“Preferred Stock”), the dilutive effect of which is calculated using the “if-converted” method. The calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2005 and 2004 is presented below.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic EPS–Two–Class Method
Income (loss) available to common shareholders	$17,104	$27,665	$(112,150)	$50,474
Amount allocable to common shareholders (1)	86%	77%	100%	77%

Income (loss) allocable to common shareholders	14,709	21,302	(112,150)	38,865
Weighted average common shares outstanding	31,699	31,204	31,621	31,132

Basic earnings (loss) per share, Two–Class Method	$0.46	$0.68	$($3.55)	$1.25

Diluted EPS
Income (loss) available to common shareholders	$17,104	$27,665	$(112,150)	$50,474
Amount allocable to common shareholders (1) (1)	86%	77%	100%	77%

Income (loss) allocable to common shareholders	14,709	21,302	(112,150)	38,865
Weighted average common shares outstanding	31,699	31,204	31,621	31,132
Dilutive effect of stock awards (2) (2)	1,772	1,342	—	1,247
Dilutive effect of Preferred Stock assuming conversion (2)	—	—	—	—

Weighted average diluted shares outstanding	33,471	32,546	31,621	32,379

Diluted earnings (loss) per share	$0.44	$0.65	$(3.55)	$1.20

(1)	31,699 / (31,699 + 5,081) and 31,204 / (31,204 + 9,387) for the three months ended June 30, 2005 and 2004, respectively, and 31,132 / (31,132 + 9,295) for the six months ended June 30, 2004. In computing EPS using the two-class method, we have not allocated the net loss for the six months ended June 30, 2005 between common and preferred shareholders since preferred shareholders do not have a contractual obligation to share in the net loss.

(2)	The effect of stock awards for the six months ended June 30, 2005 and the assumed conversion of the Preferred Stock in the three and six months ended June 30, 2005 and 2004 were anti-dilutive and therefore are not included in the calculation of diluted EPS.

Employee Stock Awards. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, the Company accounts for its employee stock compensation plans using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Compensation expense related to the issuance of stock options to employees or non-employee directors is only recognized if the exercise price of the stock option is less than the fair market value of the underlying stock at the measurement date. Compensation expense related to stock appreciation rights (“SARs”) is recognized at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeds the grant price recognized over the vesting term.
The Company grants stock awards to eligible employees that are subject to specific vesting conditions. These stock awards have an accelerated vesting feature associated with employee retirement, allowing for the immediate exercise of stock awards without providing any future service. For pro forma reporting purposes the Company follows the nominal vesting period approach, which requires the recognition of compensation expense over the vesting period and, if an employee terminates by reason of retirement before the end of the vesting period, any remaining unrecognized compensation cost is recognized at the date of retirement. SFAS No. 123(R), Share-Based Payment, specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). This would be the case for awards that vest when employees retire and for awards that are granted to retirement eligible employees. Accordingly, related compensation cost must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period.
We will continue to follow the nominal vesting period approach for (1) any new stock awards granted prior to adopting SFAS No. 123(R) and (2) the remaining portion of unvested outstanding awards after adopting SFAS No. 123(R). Upon adoption of SFAS No. 123(R), we will apply the non-substantive vesting period approach to new grants that have retirement eligibility provisions. The Company is currently assessing the impact of this change in approach.
Grants were made in October 2002 of 1.5 million options (“Founders Grant”) to certain employees, including senior management, in connection with the SPA Acquisition. These options were granted with an exercise price equal to the fair market value of the Company’s common stock on the grant date. However, the award of these options was contingent upon the successful closing of the SPA Acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the fair market value of the Company’s common stock exceeded the exercise price. Accordingly, these options are accounted for as compensatory options, and we are recognizing non-cash compensation expense over the vesting period of the options. We recognized non-cash compensation expense related to these stock options of $0.2 million and $0.3 million for the three-month periods ended June 30, 2005 and 2004, respectively, and $0.5 million and $0.6 million for the six-month periods ended June 30, 2005 and 2004, respectively.
On July 28, 2004, the Company granted 0.9 million SARs to certain employees, including senior management, in connection with the SBC Directory Acquisition. On February 24, 2005, the Company granted 0.5 million SARs to certain employees under the Company’s 2001 Stock Award and Incentive Plan. The SARs were granted with an exercise price equal to the fair market value of the Company’s common stock on the grant date. The maximum appreciation of each SAR is 100% of the initial exercise price. In accordance with APB 25 and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, we recognize non-cash compensation at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeds the grant price over the vesting term. We recognized non-cash compensation related to these SARs of $1.6 million and $2.2 million during the three and six months ended June 30, 2005, respectively.

The following table reflects the pro forma net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2005 and 2004, respectively, assuming we applied the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The pro forma disclosures shown are not necessarily representative of the effects on net income (loss) and earnings (loss) per share in future years.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported	$20,023	$33,057	$27,769	$61,152

Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,098	238	1,643	553

Less: Stock-based compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of related tax effects	(2,030)	(1,618)	(3,706)	(2,933)

Pro forma net income	19,091	31,677	25,706	58,772
Loss on repurchase of preferred stock	—	—	133,681	—
Preferred dividend	2,919	5,392	6,238	10,678

Pro forma income (loss) available to common shareholders	$16,172	$26,285	$(114,213)	$48,094

Basic earnings (loss) per share
As reported	$0.46	$0.68	$(3.55)	$1.25
Pro forma	$0.44	$0.65	$(3.61)	$1.19

Diluted earnings (loss) per share
As reported	$0.44	$0.65	$(3.55)	$1.20
Pro forma	$0.42	$0.62	$(3.61)	$1.14
The pro forma information was determined based on the fair value of stock awards calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004

Dividend yield	0%	0%
Expected volatility	30%	29%
Risk-free interest rate	3.9%	2.2%
Expected holding period	5.0 years	4.0 years
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

New Accounting Pronouncements. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004), or Statement 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The approach in Statement 123(R) is similar to the approach described in Statement 123; however, Statement 123(R) requires companies to calculate the fair value of all share-based payments to employees, including grants of employee stock options, and amortize that amount over the vesting period as an expense through the statement of operations. Pro forma disclosure, as allowed under Statement No. 123, will no longer be a permitted alternative. Statement 123(R) offers a choice of transition methods including Modified Prospective and Modified Retrospective (to all prior periods or interim periods in year of adoption).
On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for Statement 123(R). The SEC’s new rule allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company currently intends to adopt Statement 123(R) in the third quarter of 2005 using the Modified Retrospective application method, electing to restate the quarterly results of operations for the first and second quarters of 2005. The Company presently estimates that it will recognize a pre-tax charge of approximately $11.0 million for the year ending December 31, 2005 as a result of adopting this Statement. Actual results could differ materially from this estimate upon finalization of certain assumptions and implementation matters underlying the new Statement, including, but not limited to, the forfeiture rate assumption, option exercise patterns and related expected option term and deferred tax accounting.
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
The primary purpose of each acquisition was to facilitate the Company’s transformation from a sales agent and pre-press vendor for yellow pages advertising to a leading publisher of yellow pages directories with control over its business and thereby increase shareholder value. The acquisitions were accounted for as purchase business combinations in accordance with SFAS 141, Business Combinations. Each purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Certain long-term intangible assets were identified and recorded at their estimated fair value. Identifiable intangible assets acquired include directory services agreements between the Company and Sprint and the Company and SBC, customer relationships and acquired trademarks and trade names. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 4, Intangible Assets and Goodwill, for a further description of our intangible assets and goodwill.
Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with SBC Directory Business of $204.1 million at September 1, 2004 or the deferred revenue balance of the SPA Directory Business of $315.9 million at January 3, 2003. These amounts represented revenue that would have been recognized subsequent to each acquisition under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to each acquisition, as well as directories that were published in the month each acquisition was completed. Although the deferred revenue balances were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the acquisitions. As a result, the billed and unbilled accounts receivable balances acquired in both acquisitions became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to each acquisition as well as directories that published in the month each acquisition was completed, totaling $175.8 million for SBC-branded directories and $63.3 million for Sprint-branded directories, respectively. These costs represented operating expenses that would have been recognized subsequent to the acquisitions under the deferral and amortization method in the absence of purchase accounting.
4. Intangible Assets and Goodwill
As a result of the SBC Directory Acquisition and the SPA Acquisition, certain long-term intangible assets were identified and recorded at their estimated fair value. Amortization expense was $18.1 million and $12.4 million for the three months ended June 30, 2005 and 2004, respectively, and $36.2 million and $24.9 million for the six months ended June 30, 2005 and 2004, respectively. The acquired long-term intangible assets and their respective book values at June 30, 2005 are shown in the table below.

	Directory
	Services	Local Customer	National CMR
	Agreements	Relationships	Relationships	Trade names	Total

Initial fair value:
SBC	$952,500	$90,000	$55,000	$—	$1,097,500
Sprint	1,625,000	200,000	60,000	30,000	1,915,000

Total	2,577,500	290,000	115,000	30,000	3,012,500
Accumulated amortization	(97,499)	(33,334)	(7,516)	(5,000)	(143,349)

Net intangible assets	$2,480,001	$256,666	$107,484	$25,000	$2,869,151

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
The fair values of local and national customer relationships were determined based on the present value of estimated future cash flows and are being amortized under the “income forecast” method that assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is approximately 20 years.
The fair value of acquired trade names was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. These assets are being amortized under the straight-line method over 15 years.
The excess purchase price for the SBC Directory Acquisition and the SPA Acquisition over the net tangible and identifiable intangible assets acquired of $222.0 million and $97.0 million, respectively, was recorded as goodwill. During the first quarter of 2005, we recorded an adjustment increasing goodwill from the SBC Directory Acquisition by approximately $9.0 million relating to a restructuring plan associated with SBC Directory Acquisition. See Note 8, “Restructuring Charges.”
While we do not anticipate significant changes to the fair value of net assets acquired, additional information could come to our attention that may require us to revise the purchase price allocation in connection with the SBC Directory Acquisition. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during this period.
5. Partnership Income and Investment
Before the SBC Directory Acquisition, partnership income included our 50% share of the net profits of DonTech and revenue participation income received directly from SBC, which was based on the value of advertising sales. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we now consolidate all net profits from DonTech and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing September 1, 2004. Partnership income from DonTech for the three and six months ended June 30, 2004 consisted of the following:

	Three months ended	Six months ended
	June 30, 2004	June 30, 2004

50% share of DonTech net profits	$6,288	$9,372
Revenue participation income	28,515	49,329

Total DonTech income	$34,803	$58,701

6. Long-Term Debt
Long-term debt at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004

Credit Facility	$1,997,704	$2,202,342
8.875% Senior Notes due 2010	325,000	325,000
10.875% Senior Subordinated Notes due 2012	600,000	600,000
6.875% Senior Notes due 2013	300,000	—

Total	3,222,704	3,127,342
Less current portion	132,536	162,011

Long-term debt	$3,090,168	$2,965,331

Our Senior Secured Credit Facility, as amended and restated (“Credit Facility”), consists of a $700 million Term Loan A-2, a $200 million Term Loan A-3, a $1,450 million Term Loan D and a $175 million Revolving Credit Facility (the “Revolver”) for an aggregate facility of $2,525 million. Term Loans A-2, A-3 and D require quarterly principal payments. As of June 30, 2005, the outstanding balances of Term Loans A-2, A-3 and D were $397.5 million, $146.9 million and $1,433.3 million, respectively, and $20.0 million was outstanding under the Revolver. The Revolver, Term Loans A-2 and A-3 mature in December 2009, and Term Loan D matures in June 2011. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million. Such proceeds, if borrowed, may be used to fund acquisitions, for retirement of Notes (defined below) and for redemption of and payment of dividends on the Preferred Stock, subject to certain limitations. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged as collateral to secure our obligations under the Credit Facility and the Senior Notes (defined below).
Our Credit Facility bears interest, at our option, at either:
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
The weighted average interest rate of outstanding debt under the Credit Facility was 5.22% and 3.97% as of June 30, 2005 and 2004, respectively.
We have also issued $325 million of 8.875% Senior Notes due 2010 (“Senior Notes”) and $600 million of 10.875% Senior Subordinated Notes due 2012 (“Subordinated Notes”). Interest is paid on these notes semi-annually on June 15 and December 15.
On January 14, 2005, we issued $300 million of 6.875% Senior Notes (“Holdco Notes” and collectively with the Senior Notes and the Subordinated Notes, the “Notes”), the proceeds of which were used to redeem approximately 50% of the then outstanding Preferred Stock from certain investment partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, “the GS Funds”), pay transaction costs and repay debt associated with our Credit Facility. Interest is payable on the Holdco Notes semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2005. The Holdco Notes are unsecured obligations of the Company and mature on January 15, 2013. In connection with the issuance of the Holdco Notes, we completed an exchange offer in June 2005.
On February 6, 2004, we redeemed the remaining aggregate principal amount of the 9.125% Senior Subordinated Notes due 2008 totaling $21.2 million at a redemption price of 104.563% of the principal amount thereof, plus accrued and unpaid interest. In the six months ended June 30, 2004, we recorded interest expense related to these notes of $1.2 million, consisting of a premium over par value paid at redemption of $1.0 million, plus the write-off of $0.2 million of unamortized deferred financing costs.
The Credit Facility and the indentures governing the Notes contain usual and customary restrictive covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; and (vi) engage in transactions with our affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.

7. Redeemable Convertible Preferred Stock and Warrants
We have 10 million shares of preferred stock authorized for issuance. At June 30, 2005 and December 31, 2004, we had 100,301 and 200,604 shares of Preferred Stock outstanding, respectively. The Preferred Stock, and any accrued and unpaid dividends, are convertible by the GS Funds into common stock at any time after issuance at a price of $24.05 per share and earns a cumulative dividend of 8% compounded quarterly. We cannot pay cash dividends on the Preferred Stock through September 2005, during which time the dividend will accrete. After October 1, 2005, we may pay the Preferred Stock dividend in cash, subject to any limitations under our Credit Facility, or allow it to accrete, at our option. In connection with the issuance of the Preferred Stock, we also issued warrants to purchase 1.65 million shares of our common stock with exercise prices ranging between $26.28 and $28.62, which are exercisable at any time during a five-year term.
We may redeem the Preferred Stock in cash at any time on or after January 3, 2006 if the market price (as defined) of our common stock exceeds 200% of the conversion price for 30 of 45 consecutive trading days. The Preferred Stock is redeemable in cash by us at any time on or after January 3, 2013 and in cash, common stock or a combination of both after January 3, 2018. The Preferred Stock is redeemable in cash at the option of the GS Funds in the event of a Change in Control (as defined). At June 30, 2005 and December 31, 2004, the liquation value (including accrued and unpaid dividends) of the Preferred Stock was $122.2 million and $234.9 million, respectively, and at June 30, 2005, the Preferred Stock was convertible into approximately 5.1 million shares of common stock. Except in the case of a Change in Control (as defined), the cash redemption price of the Preferred Stock at any time is the Liquidation Preference (as defined). In the event we elect to redeem the Preferred Stock, the GS Funds can effectively preclude our redemption by converting their Preferred Stock into common stock within a prescribed period following our notice of redemption. Upon conversion, the GS Funds would continue to have the right to appoint directors (or an observer) to our Board until such time as the common stock beneficially owned by the GS Funds or their affiliates falls below certain thresholds, but would cease to have all other rights associated with the Preferred Stock, including their right to receive preferred dividends and other preferential distributions.
The net proceeds received from the issuance of Preferred Stock were allocated to the Preferred Stock, warrants and the beneficial conversion feature (“BCF”) of the Preferred Stock based on their relative fair values. The fair value of the Preferred Stock was estimated using the “dividend discount” method, which determines the fair value based on the discounted cash flows of the security. The BCF is a function of the conversion price of the Preferred Stock, the fair value of the warrants and the fair market value of the underlying common stock on the date of issuance. In connection with the issuance of our Preferred Stock and each subsequent quarterly dividend date, a BCF was recorded because the fair value of the underlying common stock at the time of issuance was greater than the conversion price of the Preferred Stock. The BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance. The Preferred Stock dividend for the three and six-months ended June 30, 2005 of $2.9 million and $6.2 million, respectively, consisted of the stated 8% dividend of $2.4 million and $5.1 million, respectively, and a BCF of $0.5 million and $1.1 million, respectively. The Preferred Stock dividend for the three and six-months ended June 30, 2004 of $5.4 million and $10.7 million, respectively, consisted of the stated 8% dividend of $4.4 million and $8.7 million, respectively, and a BCF of $1.0 million and $1.9 million, respectively.
On January 14, 2005, we repurchased approximately 50% of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In order to fund this repurchase, on January 14, 2005, we issued $300 million of Holdco Notes. See Note 6, “Long-Term Debt,” for a further discussion of the financing associated with this transaction. In connection with the Preferred Stock repurchase, we recorded a reduction from earnings available to common shareholders on the Consolidated Statements of Operations and Comprehensive Income of $133.7 million to reflect the loss on the repurchase of these shares for the six-months ended June 30, 2005. The excess of the cash paid to the GS Funds over the carrying amount of the repurchased Preferred Stock, plus the amount previously recognized for the BCF associated with these shares has been recognized as the loss on repurchase. Such amount represents a return to the GS Funds and, therefore has been treated in a manner similar to the treatment of the Preferred Stock dividend.

8. Restructuring Charges
Following the SPA Acquisition, we consolidated publishing and technology operations, sales offices and administrative personnel and relocated the headquarters functions in Overland Park, Kansas and Purchase, New York to Cary, North Carolina. Approximately 140 people were affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of which 75 were included in the restructuring reserve. The remaining 65 people relocated with the Company. In 2003, $9.5 million was charged to earnings primarily representing severance and related costs associated with the consolidation of the publishing and technology operations, sales offices and administrative personnel and the relocation of our headquarters. In the second and third quarters of 2004, additions to the reserve of $0.7 million and $0.1 million, respectively, were recorded representing adjustments to previous severance and related cost estimates. Payments for severance of $0.1 million have been made during the six months ended June 30, 2005. An additional reserve of $2.1 million was recorded during the second quarter of 2004, representing the estimated fair value of the remaining lease payments, net of estimated sub-lease income, on the former headquarters office lease in New York. Payments of $0.2 million and $0.4 million were made with respect to the former headquarters office lease during the three and six months ended June 30, 2005, respectively, and payments of $0.1 million were made during the three and six months ended June 30, 2004. The remaining payments will be made through 2006.
In 2003, a $2.2 million reserve was recorded, with an offsetting charge to goodwill, representing the closure of the pre-press publishing facility operated by SPA in Blountville, Tennessee. The reserve represented the remaining lease payments, net of estimated sub-lease income, on the pre-press facility. Payments of $0.1 million and $0.2 million were made with respect to the former pre-press publishing facility during the three and six months ended June 30, 2005, respectively, and payments of $0.2 million and $0.3 million were made during the three and six months ended June 30, 2004, respectively. The remaining payments will be made through 2012.
During the first quarter of 2005, we completed a restructuring relating to the integration of the SBC Directory Business. Approximately 63 employees have been affected by the restructuring; 57 were terminated during the first quarter of 2005, and 6 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we have vacated certain of our leased facilities in Chicago, Illinois. We have estimated the costs associated with the terminated employees and the abandonment of certain of our leased facilities to be approximately $8.7 million and such costs have been charged against goodwill during the first quarter of 2005. Payments of $0.9 million and $1.3 million were made with respect to leases and severance during the three and six months ended June 30, 2005. The remaining payments will be made through 2012. All other costs associated with the restructuring plan were estimated to be approximately $0.2 million and are being charged to earnings as incurred.
The table below shows the activity in our restructuring reserve during the three and six months ended June 30, 2005.

Three months
Ended June 30, 2005
Balance at March 31, 2005	$10,740
Payments, net	(1,058)

Balance at June 30, 2005.	$9,682

Six months
Ended June 30, 2005
Balance at December 31, 2004	$3,461
Additions	8,828
Payments, net	(2,607)

Balance at June 30, 2005	$9,682

9. Benefit Plans
Retirement Plans. We have a defined benefit pension plan covering substantially all employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Pension costs are determined on an annual basis using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. We were not required to make and have not made any contributions for the three and six-month periods ended June 30, 2005. In addition, no contributions were required or made in 2004. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for the majority of our plan assets.
We also have an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan).
Other Postretirement Benefits. We have an unfunded postretirement benefit plan that provides certain healthcare and life insurance benefits to certain full-time employees who reach retirement age while working for the Company.
In connection with the SBC Directory Acquisition, we assumed DonTech’s benefit plans. Information presented below for the three and six-months ended June 30, 2005 includes combined amounts for the Company’s benefit plans and DonTech’s benefit plans. Information presented below for the three and six-months ended June 30, 2004 excludes amounts relating to the DonTech benefit plans since they were not our obligation at that time. The retirement plans of the Company and DonTech are similar in nature and both share in a Master Trust. In accordance with Statement of Financial Accounting Standards (SFAS) 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the three and six-months ended June 30, 2005 and 2004:

	Pension Benefits
	Three months		Six months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Service cost	$1,342	$900	$2,684	$1,800
Interest cost	1,593	963	3,186	1,926
Expected return on plan assets	(2,090)	(1,458)	(4,180)	(2,916)
Unrecognized prior service cost	38	27	76	54
Amortization of unrecognized loss	320	138	640	276

Net periodic benefit cost	$1,203	$570	$2,406	$1,140

	Postretirement Benefits
	Three months		Six months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Service cost	$188	$113	$376	$226
Interest cost	272	165	544	330
Unrecognized prior service cost	240	130	480	260
Amortization of unrecognized loss	25	32	50	64

Net periodic benefit cost	$725	$440	$1,450	$880

As previously disclosed in the 2004 Form 10-K, we expect to make contributions of approximately $0.9 million and $0.1 million to our postretirement medical plan and our PBEP, respectively, in 2005.

Savings Plan. We offer a defined contribution savings plan to substantially all employees and contribute $0.50 for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions). Effective July 1, 2005, DonTech’s defined contribution savings plan was merged into RHD’s defined contribution savings plan.
10. Business Segments
During 2004, we revised our historical segment reporting to reflect the change in our business that resulted from the SBC Directory Acquisition and to reflect how management now reviews and analyzes the business. Our business of publishing yellow pages directories is now conducted in one reportable operating segment. All pre-press publishing services and other ancillary services previously performed on behalf of other publishers are now performed entirely on behalf of the directories we now publish. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we consolidate all net profits from DonTech and we eliminated our partnership investment in DonTech. Consequently, partnership income was no longer reported commencing on September 1, 2004 and, accordingly, the previously reported DonTech operating segment is no longer applicable.
11. Litigation
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
In November 1996, the company then known as The Dun & Bradstreet Corporation separated through a spin-off (“1996 Distribution”) into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”), and Cognizant Corporation (“Cognizant”). In June 1998, The Dun & Bradstreet Corporation separated through a spin-off (“1998 Distribution”) into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. Later in 1998, Cognizant separated through a spin-off (“Cognizant Distribution”) into two separate public companies: IMS Health Incorporated (“IMS”), and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation separated into two separate public companies: Moody’s Corporation, (“Moody’s”) (formerly The Dun & Bradstreet Corporation), and a new company that changed its name to The Dun & Bradstreet Corporation. As a result of the form of R.H. Donnelley Corporation’s separation from The Dun & Bradstreet Corporation in 1998, we are the corporate successor of and technically the defendant and taxpayer referred to below as D&B with respect to any matter accruing prior to June 30 1998.

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
On February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits. IRI filed a notice of appeal to the Second Circuit Court of Appeals. The appeal has been fully briefed, but no argument date has yet been set for this appeal. Due to the dismissal of this matter and several layers of indemnity described above, our disclosure regarding this matter will be relatively brief.
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
In December 2004, the Court entered an order that barred IRI from arguing that defendant’s pricing practices or discounts were illegal or anti-competitive unless it could satisfy a specified burden of proof. In response to this ruling, in a press release, IRI stated, in relevant part, “without this evidence, IRI believes that little would be left of IRI’s case to take to trial.” As a result, IRI asked the Court to enter a final judgment against it so that it could take an immediate appeal to the Second Circuit. Defendants did not object to this request. As noted above, the case was dismissed by the District Court and IRI has filed an appeal. The appeal has been fully briefed, but no argument date has yet been set for this appeal.
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
Tax Matters
D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations (collectively, “Legacy Tax Matters”). The IRS is currently disputing certain tax positions taken with respect to the Legacy Tax Matters. The status of these Legacy Tax Matters is summarized below, including the settlement of the matter described below under “Royalty Expense Deductions – 1993-1997.”
Pursuant to a series of tax sharing and other agreements (collectively, “Tax Sharing Agreements”) relating to the spin-offs and separations referred to above, IMS and NMR are jointly and severally liable for, and must pay one-half of, and D&B and Moody’s are jointly and severally liable for, and must pay the other half of, any amounts resulting from the Legacy Tax Matters summarized below under “Royalty Expense Deductions 1993-1997” and D&B and Moody’s are jointly and severally liable for all amounts resulting from the Legacy Tax Matters summarized below under “Amortization and Royalty Expense Deductions/Royalty Income — 1997-2005.”
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

While we cannot assure you as to the outcome of these Legacy Tax Matters (other than the settled portion of the Royalty Expense Matter), management presently believes that D&B and Moody’s have sufficient financial resources, borrowing capacity and, where applicable, indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) and IMS and NMR in turn have sufficient financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, so as to reimburse us for any payments we may be required to make and related costs we may incur in connection with these Legacy Tax Matters. Therefore, management presently believes that the ultimate resolution of these Legacy Tax Matters would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.
Royalty Expense Deductions – 1993 – 1997
Beginning in the second quarter of 2003, D&B received (on our behalf) a series of communications from the IRS proposing adjustments with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1993 through 1997 tax returns. The IRS also separately challenged the tax treatment of certain royalty payments received by that partnership and proposed reallocating certain partnership income to D&B. These matters are collectively referred to herein as the Royalty Expense Matter.
We understand that D&B estimates that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to it of approximately $5.0 million in pending tax refunds and that the additional tax liability to it with respect to (a) the disallowance of the 1995 and 1996 royalty expense deductions could be up to approximately $47.4 million (tax, interest and penalties, net of tax benefits) and (b) its share of the reallocated partnership income could be up to approximately $23.6 million (tax, interest and penalties, net of tax benefits). We understand that D&B believes that the position of the IRS regarding the partnership income is inconsistent with its position with respect to the same royalty expense deductions described above and, therefore, the IRS would be unlikely to prevail on both positions. We understand that D&B has filed a protest with respect to the 1993 and 1994 tax refunds, and intends to attempt to resolve this matter with the IRS before proceeding to litigation, if necessary.
In July 2005, we (as the taxpayer of record) entered into a settlement agreement with the IRS resolving the disallowance of the 1995 and 1996 royalty expense deductions portion of the Royalty Expense Matter. Under the terms of the settlement, the aggregate tax liability will be approximately $56.0 million (including interest and penalties) for 1995 and $86.0 million (including interest and penalties) for 1996, subject to final bill(s) from the IRS, which we expect to be consistent with prior computations it has provided to D&B.
While this matter has now been settled with the IRS, each of the relevant parties have consented to the settlement without prejudice to certain claims they may have against each other based upon the prior tender of the initial settlement agreement by us and D&B and the refusal to consent thereto by IMS and NMR during 2004, as disclosed in prior periodic reports.
IMS has alleged various breaches of our and D&B’s obligations under the Tax Sharing Agreements related to D&B’s management and attempted settlement of this matter with the IRS. In addition to “reserving its rights” against us and D&B, IMS has urged NMR (which is in direct contractual privity with us) to assert breaches of contract and to terminate the indemnity obligations of IMS and NMR under the Tax Sharing Agreements generally.
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

Amortization and Royalty Expense Deductions/Royalty Income – 1997 – 2005
In the fourth quarter of 2003, D&B received (on our behalf) IRS notices of proposed adjustment with respect to a partnership transaction entered into in 1997. The IRS asserted that certain amortization expense deductions claimed by D&B on its 1997 and 1998 tax returns should be disallowed.
In April 2004, D&B received (on our behalf) proposed notices of deficiency from the IRS, proposing adjustments with respect to the same 1997 partnership transaction consistent with the notices of proposed adjustment. We understand that D&B filed protests relating to this matter for the 1997 and 1998 tax years with the IRS Office of Appeals. During the third quarter of 2004, D&B was informed by the IRS Office of Appeals that the 1997 and 1998 tax years were being returned to the Examination Division of the IRS for further development of the issues.
In the second quarter of 2005, D&B received (on our behalf) IRS notices of proposed adjustment for 1999 through 2002, with respect to the same 1997 partnership transaction referred to above. The IRS again asserted that certain amortization expense deductions claimed by D&B on its 1999 through 2002 tax returns should be disallowed. We understand that D&B anticipates that the IRS will issue proposed notices of deficiency for 1999 through 2002, reflecting the adjustments proposed in the notices of proposed adjustment received during the second quarter of 2005.
In addition, the IRS has asserted that royalty expense deductions, claimed by D&B on its tax returns for 1997 through 2002 for royalties paid to the partnership should be disallowed. The IRS also has asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by D&B, including the portions of the royalties that were allocated to third party partners in the partnership, and, thus, included in their taxable income. We understand that D&B believes that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent, making it unlikely that the IRS will prevail on both of the positions. We also understand that D&B nonetheless believes that the IRS may seek to issue notices with respect to both of these inconsistent positions.
In addition to the foregoing, and in connection with the notices received during the second quarter of 2005, the IRS has asserted that certain business expenses incurred by D&B during 1999 through 2002 should be capitalized and amortized over a 15-year period, if, but only if, the proposed adjustments described above are not sustained.
As a result, we understand that D&B estimates that after taking into account certain other tax benefits resulting from the IRS’ position on the partnership it is unlikely that there will be any additional cash tax payments due in addition to the amounts noted above related to the amortization expense deduction.
We understand that D&B estimates that its additional tax liability as a result of the disallowance of the 1997 through 2002 amortization deductions and the disallowance of such deductions claimed from 2003 to date could be up to $64.4 million (tax, interest and penalties, net of tax benefits). This transaction is scheduled to expire in 2012 and, unless earlier terminated, based on current interest rates and tax rates, additional tax exposure would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted.
In the event the IRS were to prevail on both positions with respect to the royalty expense and royalty income, which D&B believes unlikely, D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 through 2002 royalty expense deductions, the disallowance of such deductions claimed from 2003 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $143.3 million (tax, interest and penalties, net of tax benefits), which would be in addition to the $64.4 million noted above related to the amortization expense deduction.
We understand that D&B is attempting to resolve these matters with the IRS before proceeding to litigation, if necessary. If D&B were to challenge, at any time, any of these IRS positions for years 1997 through 2002 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case.

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
Other Matters
The Company is exposed to potential defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using advertiser and telephone subscriber data. If such data was determined to be inaccurate or if data stored by us was improperly accessed and disseminated by us or by unauthorized persons, the subjects of our data and users of that data we collect and publish could submit claims against the Company. Although to date we have not experienced any material claims relating to defamation or breach of privacy, we may be party to such proceedings in the future that could have a material adverse effect on our business.
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

12. Guarantees
R.H. Donnelley Inc. is a direct wholly owned subsidiary of the Company and the issuer of the Senior Notes and Subordinated Notes. The Company and the direct and indirect 100% owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally, guarantee these debt instruments. The Holdco Notes were issued as of January 14, 2005 and are not guaranteed by any of the Company’s subsidiaries. At June 30, 2005 and December 31, 2004, R.H. Donnelley Inc.’s direct wholly owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc., DonTech Holdings, LLC, The DonTech II Partnership, R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC, R.H. Donnelley Publishing & Advertising of Illinois Partnership and Get Digital Smart.com Inc.
As of June 30, 2005, R.H. Donnelley Corporation had issued and outstanding 100,301 shares of its Preferred Stock. See Note 7, “Redeemable Convertible Preferred Stock and Warrants,” for a further description of the terms of the Preferred Stock and the related dividend requirements. See Note 11, “Litigation,” for a description of various legal proceedings in which the Company is involved and related contingencies.
R.H. Donnelley Corporation receives dividends from R.H. Donnelley Inc. for the payment of income taxes and certain other public company matters. Dividends in these periods were not material.
In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to R.H. Donnelley Corporation with very limited exceptions, under the terms of our Credit Facility. See Note 6, “Long-Term Debt,” for a further description of our debt instruments.

R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
June 30, 2005

	R.H. Donnelley	R.H.			Consolidated
	Corp.	Donnelley Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation
Assets

Cash and cash equivalents	$6	$1,021	$4,797	$—	$5,824
Accounts receivable, net	—	2	448,586	—	448,588
Intercompany receivables	35,878	—	261,537	(297,415)	—
Deferred directory costs	—	—	100,354	—	100,354
Other current assets	—	125,951	19,915	(112,678)	33,188

Total current assets	35,884	126,974	835,189	(410,093)	587,954
Investment in subsidiaries	264,725	1,502,344	—	(1,767,069)	—
Fixed assets, net	—	37,805	6,069	—	43,874
Other assets	9,772	95,639	32,194	(34,560)	103,045
Intercompany notes & other receivables	—	1,845,356	—	(1,845,356)	—
Intangible assets, net	—	—	2,869,151	—	2,869,151
Goodwill	—	—	319,014	—	319,014

Total assets	$310,381	$3,608,118	$4,061,617	$(4,057,078)	$3,923,038

Liabilities, Preferred Stock and Shareholders’ (Deficit) Equity

Accounts payable & accrued liabilities	$9,960	$28,314	$31,628	$(890)	$69,012
Deferred directory revenue	—	—	452,855	—	452,855
Intercompany payables	—	297,415	—	(297,415)	—
Current portion LTD	—	132,536	111,840	(111,840)	132,536

Total current liabilities	9,960	458,265	596,323	(410,145)	654,403

Long-term debt	300,000	2,790,168	—	—	3,090,168
Intercompany notes & other payables	—	—	1,845,356	(1,845,356)	—
Deferred income taxes, net	—	64,706	103,668	(34,508)	133,866
Other long-term liabilities	—	30,254	13,926	—	44,180

Redeemable convertible preferred stock	112,807	—	—	—	112,807

Shareholders’ (deficit) equity	(112,386)	264,725	1,502,344	(1,767,069)	(112,386)

Total liabilities, preferred stock and shareholders’ (deficit) equity	$310,381	$3,608,118	$4,061,617	$(4,057,078)	$3,923,038

R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
December 31, 2004

	R.H.
	Donnelley	R.H.			Consolidated
	Corp.	Donnelley Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation
Assets
Cash and cash equivalents	$—	$6,008	$4,747	$—	$10,755
Accounts receivable, net	—	—	455,433	—	455,433
Deferred directory costs	—	—	155,959	(39,442)	116,517
Other current assets	—	18,456	693,933	(671,785)	40,604

Total current assets	—	24,464	1,310,072	(711,227)	623,309

Investment in subsidiaries	234,096	1,895,478	—	(2,129,574)	—
Fixed assets, net	—	31,125	6,562	(1)	37,686
Other assets	—	101,061	1,567	—	102,628
Notes receivable	—	2,124,745	—	(2,124,745)	—
Intangible assets, net	—	—	2,905,026	304	2,905,330
Goodwill	—	—	309,969	—	309,969

Total assets	$234,096	$4,176,873	$4,533,196	$(4,965,243)	$3,978,922

Liabilities, Preferred Stock and Shareholders’ Equity

Accounts payable and accrued liabilities	$—	$366,086	$45,091	$(330,815)	$80,362
Deferred directory revenue	—	—	381,424	—	381,424
Current portion LTD	—	162,011	111,840	(111,840)	162,011

Total current liabilities	—	528,097	538,355	(442,655)	623,797

Long-term debt	—	3,314,522	2,012,905	(2,362,096)	2,965,331
Deferred income taxes, net	—	70,612	53,366	(5,158)	118,820
Other long-term liabilities	—	29,546	33,092	(25,760)	36,878

Redeemable convertible preferred stock	216,111	—	—	—	216,111

Shareholders’ equity	17,985	234,096	1,895,478	(2,129,574)	17,985

Total liabilities, preferred stock and shareholders’ equity	$234,096	$4,176,873	$4,533,196	$(4,965,243)	$3,978,922

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Three Months Ended June 30, 2005

	R.H.				Consolidated
	Donnelley	R.H.			R.H.
	Corp.	Donnelley Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation
Net revenue	$—	$4,601	$232,912	$(4,546)	$232,967
Expenses	39	756	145,738	(4,596)	141,937

Operating income	(39)	3,845	87,174	50	91,030

Equity earnings in Subsidiaries	23,381	22,995	—	(46,376)	—
Interest expense, net	(5,354)	(7,038)	(45,814)	—	(58,206)

Pre-tax income	17,988	19,802	41,360	(46,326)	32,824
Income tax (benefit) expense	(2,035)	(3,579)	18,365	50	12,801

Net income	20,023	23,381	22,995	(46,376)	20,023
Preferred dividend	(2,919)	—	—	—	(2,919)

Income available to common shareholders	$17,104	$23,381	$22,995	$(46,376)	$17,104

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Three Months Ended June 30, 2004

	R.H.	R.H.			Consolidated
	Donnelley	Donnelley			R.H.
	Corp.	Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$4,656	$139,985	$—	$144,641
Expenses	—	24,179	63,129	—	87,308
Partnership income	32,674	106,488	28,515	(132,874)	34,803

Operating income	32,674	86,965	105,371	(132,874)	92,136
Interest expense, net	—	(37,496)	—	—	(37,496)

Pre-tax income	32,674	49,469	105,371	(132,874)	54,640
Income tax expense	(383)	16,795	5,171	—	21,583

Net income	33,057	32,674	100,200	(132,874)	33,057
Preferred dividend	(5,392)	—	—	—	(5,392)

Income available to common shareholders	$27,665	$32,674	$100,200	$(132,874)	$27,665

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Six Months Ended June 30, 2005

	R.H.				Consolidated
	Donnelley	R.H.			R.H.
	Corp.	Donnelley Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation
Net revenue	$—	$5,978	$440,251	$(5,922)	$440,307
Expenses	39	7,778	277,236	(5,972)	279,081

Operating income	(39)	(1,800)	163,015	50	161,226

Equity earnings in Subsidiaries	33,972	41,613	—	(75,585)	—
Interest expense, net	(9,917)	(14,030)	(91,756)	—	(115,703)

Pre-tax income	24,016	25,783	71,259	(75,535)	45,523
Income tax (benefit) expense	(3,753)	(8,189)	29,646	50	17,754

Net income	27,769	33,972	41,613	(75,585)	27,769
Preferred dividend	(6,238)	—	—	—	(6,238)

Loss on repurchase of preferred stock	(133,681)	—	—	—	(133,681)

(Loss) income available to common shareholders	$(112,150)	$33,972	$41,613	$(75,585)	$(112,150)

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Six Months Ended June 30, 2004

					Consolidated
	R.H. Donnelley	R.H.			R.H.
	Corp.	Donnelley Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation
Net revenue	$—	$9,866	$278,582	$—	$288,448
Expenses	—	45,767	122,508	—	168,275
Partnership income	61,152	172,699	49,329	(224,479)	58,701

Operating income	61,152	136,798	205,403	(224,479)	178,874
Interest expense, net	—	(77,796)	—	—	(77,796)

Pre-tax income	61,152	59,002	205,403	(224,479)	101,078
Income tax (benefit) expense	—	(2,150)	42,076	—	39,926

Net income	61,152	61,152	163,327	(224,479)	61,152
Preferred dividend	(10,678)	—	—	—	(10,678)

Income available to common shareholders	$50,474	$61,152	$163,327	$(224,479)	$50,474

R.H. Donnelley Corporation
Consolidating Condensed Statement of Cash Flows
For the Six Months Ended June 30, 2005

	R.H.	R.H.
	Donnelley	Donnelley			Consolidated
	Corp.	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation
Cash flow from operating activities	$(14,313)	$207,721	$1,514	$(209)	$194,713
Cash flow from investing activities	—	(11,995)	(249)	209	(12,035)
Cash flow from financing activities:
Proceeds from issuance of debt, net of costs	291,516	—	—	—	291,516
Borrowings under revolver	—	140,100	—	—	140,100
Repurchase of preferred stock	(277,197)	—	—	—	(277,197)
Debt repayments	—	(183,282)	—	—	(183,282)
Revolver repayments	—	(161,300)	—	—	(161,300)
Other	—	3,769	(1,215)	—	2,554

Net cash flow from financing activities	14,319	(200,713)	(1,215)	—	(187,609)

Change in cash	6	(4,987)	50	—	(4,931)
Cash at beginning of year	—	6,008	4,747	—	10,755

Cash at end of period	$6	$1,021	$4,797	$—	$5,824

R.H. Donnelley Corporation
Consolidating Condensed Statement of Cash Flows
For the Six Months Ended June 30, 2004

	R.H.	R.H.
	Donnelley	Donnelley			Consolidated
	Corp.	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation
Cash flow from operating activities	$—	$(81,513)	$223,739	$5,234	$147,460
Cash flow from investing activities	—	(7,893)	(964)	—	(8,857)
Cash flow from financing activities:
Debt repayments	—	(149,466)	—	—	(149,466)
Revolver repayments	—	(1,400)	—	—	(1,400)
Intercompany transfers	—	237,798	(232,564)	(5,234)	—
Other	—	4,268	10,867	—	15,135

Net cash flow from financing activities	—	91,200	(221,697)	(5,234)	(135,731)

Change in cash	—	1,794	1,078	—	2,872
Cash at beginning of year	—	6,900	822	—	7,722

Cash at end of period	$—	$8,694	$1,900	$—	$10,594

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain statements contained in this Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe”, “expect”, “anticipate”, “should”, “will”, “would”, “planned”, “estimated”, “potential”, “goal”, “outlook”, “could”, and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Such risks and uncertainties are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2004 (“Form 10-K”). Unless otherwise indicated, the terms “Company”, “we”, “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries.
Corporate Overview
We are a leading yellow pages publisher and directional media company. Directional media is where consumers search to find who sells the goods and services they are ready to purchase. We publish Sprint-branded directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. We also publish SBC-branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in all our Sprint markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com. We also sell local advertising in Illinois and Northwest Indiana onto www.SMARTpages.com, SBC’s Internet yellow pages platform.
On September 1, 2004, we completed the acquisition of the directory publishing business (“SBC Directory Business”) of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana, including SBC’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and SBC (collectively, the “SBC Directory Acquisition”), for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. The acquisition was consummated pursuant to, and in accordance with, the terms of the Purchase Agreement, dated as of July 28, 2004, as amended, by and among the Company, Ameritech Corporation (“Ameritech”), a direct wholly owned subsidiary of SBC, and Ameritech Publishing, Inc. (“API”), a direct wholly owned subsidiary of Ameritech. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SBC Directory Business are included in our consolidated results from and after September 1, 2004. The acquired SBC Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, an indirect wholly owned subsidiary of the Company.
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

Recent Developments
On January 14, 2005, we repurchased approximately 50% of our outstanding 8% redeemable convertible cumulative preferred stock (“Preferred Stock”) from certain investment partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, “the GS Funds”), for $277.2 million in cash. In order to fund this repurchase, on January 14, 2005, we issued $300 million of 6.875% Senior Notes (“Holdco Notes”). See “Liquidity and Capital Resources” below for a further discussion of the financing associated with this transaction. In connection with the Preferred Stock repurchase, we recorded a reduction in earnings available to common shareholders of $133.7 million to reflect the loss on the repurchase of these shares. The excess of the cash paid to the GS Funds over the carrying amount of the repurchased Preferred Stock, plus the amount previously recognized for the beneficial conversion feature (“BCF”) associated with these shares has been recognized as the loss on repurchase. In connection with the issuance of the Holdco Notes, we completed an exchange offer in June 2005.
Segment Reporting
During 2004, we revised our historical segment reporting to reflect the change in our business that resulted from the SBC Directory Acquisition and to reflect how management now reviews and analyzes the business. Our business of publishing yellow pages directories is now conducted in one reportable operating segment. All pre-press publishing services and other ancillary services previously performed on behalf of other publishers are now performed entirely on behalf of the directories we now publish. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we now consolidate all net profits from DonTech and we eliminated our partnership investment in DonTech. Consequently, partnership income was no longer reported commencing on September 1, 2004 and, accordingly, the previously reported DonTech operating segment is no longer applicable.
Critical Accounting Estimates
The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or when changes in the estimate are reasonably likely to occur from period to period, and could materially impact the Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting polices are discussed in Note 2 of the consolidated financial statements included in Item 1 of this Quarterly Report. The critical estimates inherent in these accounting polices are discussed below. Management believes the current assumptions and other considerations used to estimate these amounts in the Company’s consolidated financial statements are appropriate.
Allowance for Doubtful Accounts and Sales Claims
We record our revenue net of an allowance for sales claims. Additionally, we record a provision for bad debts. The provision for bad debts and allowance for sales claims are estimated for each directory based on historical experience. We also evaluate the current condition of our customer balances, bankruptcy filings, any change in credit policy, historical charge-off patterns, recovery rates and other data when determining our allowance for doubtful accounts. We review these estimates periodically to assess whether any additional adjustment is needed based on economic events or other circumstances, including actual experience at the end of the billing and collection cycle with respect to each directory. We believe the allowance for doubtful accounts and sales claims is adequate to cover anticipated losses under current conditions. However, significant deterioration in any of the factors noted above or in the overall economy could materially change these expectations. The provisions for sales claims and doubtful accounts are estimated based on a percentage of revenue.

Pension Benefits
Our pension plan obligations and related assets of the Company’s defined benefit retirement plans and those related to the DonTech employees of the SBC Directory Business are presented in Note 9 of the consolidated financial statements included in Item 1 of this Quarterly Report and Note 10 of the consolidated financial statements included in Item 8 of our Form 10-K. Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. Plan obligations and annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of future salary increases and the long-term expected return on plan assets. In determining the discount rate, we consider yields on high-quality, fixed-income investments with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-term.
Intangible Assets and Goodwill Valuation and Amortization
Our intangible assets consist of directory services agreements between the Company and each of Sprint and SBC, respectively, established customer relationships and trademarks and trade names, all resulting from the SPA Acquisition and the SBC Directory Acquisition. The intangible assets are being amortized over the period the assets are expected to contribute to the cash flow of the Company, which reflect the expected pattern of benefit. Our recorded goodwill resulted from the SPA Acquisition and the SBC Directory Acquisition and is not subject to amortization but is subject to periodic impairment testing.
The intangible assets are subject to an impairment test in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), and the goodwill is subject to periodic impairment testing in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company reviews the carrying value of its intangible assets for impairment at least annually or more frequently whenever events or circumstances indicate that their carrying amounts may not be recoverable. The impairment test for the intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows. In accordance with SFAS 144, impairment exists if the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset, or to its related group of assets. Impairment would result in a write-down of the intangible asset to its estimated fair value based on the discounted future cash flows. Goodwill is tested for impairment by comparing the carrying amount of the reporting unit to which it was assigned to the estimated fair value of the reporting unit. In accordance with SFAS 142, impairment exists if the carrying amount of the reporting unit is less than its estimated fair value. Impairment would result in a write-down equal to the difference between the carrying amount and the estimated fair value of the reporting unit.
We used certain estimates and assumptions in our impairment evaluation, including, but not limited to, projected future cash flows, revenue growth, customer attrition levels, and estimated write-offs. As of June 30, 2005, management believes that there was no impairment to the intangible assets or goodwill. However, significant deterioration in our business, the assumptions underlying the impairment evaluations, or in the overall economy, could result in impairment charges in future reporting periods.

Additionally, management must assess whether the remaining useful lives of the intangible assets represent the period that the intangible assets are expected to contribute to our cash flow. In our assessment process, we used certain estimates and assumptions, including projected future cash flows, customer attrition levels and industry and economic conditions. In accordance with SFAS 142, we evaluate the remaining useful lives annually to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimated remaining useful lives change, the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life.
New Accounting Pronouncements
New Accounting Pronouncements. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004), or Statement 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The approach in Statement 123(R) is similar to the approach described in Statement 123; however, Statement 123(R) requires companies to calculate the fair value of all share-based payments to employees, including grants of employee stock options, and amortize that amount over the vesting period as an expense through the statement of operations. Pro forma disclosure, as allowed under Statement No. 123, will no longer be a permitted alternative. Statement 123(R) offers a choice of transition methods including Modified Prospective and Modified Retrospective (to all prior periods or interim periods in year of adoption).
On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for Statement 123(R). The SEC’s new rule allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company currently intends to adopt Statement 123(R) in the third quarter of 2005 using the Modified Retrospective application method, electing to restate the quarterly results of operations for the first and second quarters of 2005. The Company presently estimates that it will recognize a pre-tax charge of $11.0 million for the year ended December 31, 2005 as a result of adopting this Statement. Actual results could differ materially from this estimate upon finalization of certain assumptions and implementation matters underlying the new Statement, including, but not limited to, the forfeiture rate assumption, option exercise patterns and related expected option term and deferred tax accounting.

RESULTS OF OPERATIONS
Three and six months ended June 30, 2005 and 2004
Factors Affecting Comparability
Acquisitions
As a result of the SBC Directory Acquisition and the SPA Acquisition, the related financings and associated purchase accounting, our 2005 reported GAAP results are not comparable to our 2004 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2005 and 2004 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted and adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and certain expenses for each acquisition and assumes the SBC Directory Acquisition and related financing occurred at the beginning of 2004. Management believes that the presentation of this adjusted and adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted and adjusted pro forma amounts disclosed under the caption “Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures” or elsewhere are non-GAAP measures and are reconciled to the most comparable GAAP measures under that caption below. While we believe the adjusted and adjusted pro forma results reasonably represent results as if the businesses had been combined for the three and six month periods ended June 30, 2005 and 2004, respectively, because of differences in the application of accounting policies and practices between the Company and the acquired entities, management does not believe these adjusted and adjusted pro forma amounts are strictly comparable, nor are they necessarily indicative of results for future periods.
Before the SBC Directory Acquisition, we reported our 50% share of DonTech net income as partnership income in our consolidated statement of operations. Partnership income also included revenue participation income from SBC. Revenue participation income was based on DonTech advertising sales and was recognized when a sales contract was executed with a customer. Upon the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we consolidate all net profits of DonTech and we eliminated our partnership investment. Consequently, commencing on September 1, 2004, we no longer report partnership income. During 2004 until the SBC Directory Acquisition, we earned revenue from pre-press publishing and other ancillary services related to the SBC Directory Business and we continued to report partnership income from our investment in DonTech.
GAAP Reported Results
Net Revenue
The components of our net revenue in the three and six months ended June 30, 2005 and 2004 were as follows:

	Three months Ended June 30,			Six months Ended June 30,
(amounts in millions)	2005	2004	$ Change	2005	2004	$ Change

Gross directory advertising revenue	$232.3	$140.3	$92.0	$439.2	$279.2	$160.0
Sales allowances	(2.2)	(1.5)	(0.7)	(4.3)	(3.2)	(1.1)

Net directory advertising revenue	230.1	138.8	91.3	434.9	276.0	158.9
Pre-press publishing fees	—	4.2	(4.2)	—	9.0	(9.0)
Other revenue	2.9	1.6	1.3	5.4	3.4	2.0

Total	$233.0	$144.6	$88.4	$440.3	$288.4	$151.9

Following the SBC Directory Acquisition, substantially all of our revenue is derived from our directory publishing business. Before the SBC Directory Acquisition, DonTech was accounted for under the equity method and we did not recognize revenue with respect to the SBC Directory Business. Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of sales allowances. Revenue from directory advertising sales is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when the directory is published and recognized ratably over the directory’s life, which is typically 12 months. Before the SBC Directory Acquisition, we also earned pre-press publishing and other related fees with respect to services we rendered on behalf of SBC for the SBC-branded directories we now publish. These fees were and other revenue was and is recognized when earned.
Total net revenue in the three and six months ended June 30, 2005 was $233.0 million and $440.3 million, respectively, compared to $144.6 million and $288.4 million, respectively, for the same periods in the prior year. The increase in total net revenue is primarily a result of the SBC Directory Acquisition. Gross directory advertising revenue for the three and six months of 2005 includes $86.5 million and $149.5 million, respectively, in revenues from SBC-branded directories with no comparable revenues for the same periods in 2004. Due to purchase accounting, directory revenue for the three and six months ended June 30, 2005 excluded the amortization of publication sales for SBC-branded directories published before October 2004 under the deferral and amortization method totaling $70.9 million and $116.3 million, respectively, that would have been reported absent purchase accounting. Purchase accounting resulting from the SBC Directory Acquisition will continue to adversely impact reported net revenue during 2005. Purchase accounting resulting from the Sprint Acquisition negatively impacted net revenue for the six months ended June 30, 2004 by $1.1 million due to the exclusion of amortized directory revenue from certain directories in the first quarter of 2004.
Revenue from pre-press publishing and other related services was $4.2 million and $9.0 million for the three and six months ended June 30, 2004, respectively, with no comparable revenue for the three and six months ended June 30, 2005. The decrease in pre-press publishing fees is a result of the Company no longer providing such services to SBC following the SBC Directory Acquisition. We now support internally the SBC-branded directories we publish.
Other revenue includes late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other products and fees from telephone companies for publishing their information pages. Other revenue for the three and six months ended June 30, 2004 included $0.4 million for sales-related computer application services rendered to DonTech on behalf of SBC, which we ceased providing as of the SBC Directory Acquisition.
Expenses
The components of our total expenses for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three months Ended June 30,			Six months Ended June 30,
(amounts in millions)	2005	2004	$ Change	2005	2004	$ Change

Operating expenses	$106.5	$56.9	$49.6	$208.8	$110.9	$97.9
G&A expenses	14.8	15.4	(0.6)	28.0	28.0	—
D&A expenses	20.6	15.0	5.6	42.3	29.4	12.9

Total	$141.9	$87.3	$54.6	$279.1	$168.3	$110.8

Substantially all expenses are derived from our directory publishing business. Before the SBC Directory Acquisition, DonTech was accounted for under the equity method. We began recognizing expenses related to the SBC Directory Business on September 1, 2004. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs include sales commissions and print, paper and initial distribution costs. All other expenses are recognized as incurred.

Operating Expenses
Total operating expenses for the three and six months ended June 30, 2005 were $106.5 million and $208.8 million, respectively, compared to $56.9 million and $110.9 million, respectively, in the corresponding periods in the prior year. The primary components of the $49.6 million and $97.9 million increase in operating expenses for the three and six-month periods, respectively, are shown below:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
(amounts in millions)	Change	Change

Expenses recorded in 2005 resulting from the SBC Directory Acquisition	$27.6	$56.5
Cost uplift from the SBC transaction	18.7	35.8
Increased digital initiative costs	3.9	6.3
Increased commission and sales costs	1.9	4.5
Cost uplift from the SPA Acquisition recorded in 2004	(0.8)	(3.5)
All other	(1.7)	(1.7)

Total 2005 increase in operating expenses, compared to 2004	$49.6	$97.9

Operating expenses for the three and six months ended June 30, 2005 increased $49.6 million and $97.9 million, respectively, compared to the same period in 2004 primarily as a result of the SBC Directory Acquisition. Expenses of $27.6 million and $56.5 million were incurred to support the SBC business for the three and six months ended June 30, 2005, respectively, including bad debt, commissions, salesperson expenses, printing, distribution, marketing, advertising and other operating expenses. There were no comparable expenses for the three and six months ended June 30, 2004. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. Due to the elimination of SBC’s deferred costs for all pre-acquisition (including September 2004) directories as required by purchase accounting, our reported operating expenses for the three and six months of 2005 did not include certain expenses associated with those directories totaling approximately $13.8 million and $21.8 million, respectively. Due to these adjustments, directory expenses for the three and six months ended June 30, 2005 include only the amortization of deferred directory costs relating to directories published beginning in October 2004.
As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the SBC Directory Acquisition and SPA Acquisition at their fair value, determined as the estimated billable value of the published directory less (a) the expected costs to complete the directories, and (b) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs was determined to be $81.3 million and $14.8 million for the SBC Directory Acquisition and the SPA Acquisition, respectively. These costs are amortized as operating expenses over the terms of the applicable directories and such amortization totaled $18.7 million and $35.8 million for the three and six months ended June 30, 2005, respectively, relating to the SBC Directory Acquisition (with no comparable expense in 2004), and $0.8 million and $3.5 million for the three and six months ended June 30, 2004, respectively, relating to the SPA Acquisition (with no comparable expense in 2005).
Digital initiative costs were $3.9 million and $6.3 million higher for the three and six months ended June 30, 2005, respectively, compared to the same period in 2004, which reflects increased investment in our internet products, and due to additional internet costs for the newly acquired SBC Directory Business. Commission and sales costs during the three and six months ended June 30, 2005 were $1.9 million and $4.5 million higher, respectively, compared to the corresponding period in 2004, due to favorable sales performance, particularly in certain Sprint markets, and increased support in our SBC markets.
Purchase accounting from the SBC Directory Acquisition will continue to impact reported expenses in 2005. We expect operating expenses in 2005 to be significantly higher than 2004 due to a full year of results from the SBC Directory Business.

General and Administrative Expenses
General and administrative (“G&A”) expenses for the three and six months ended June 30, 2005 were $14.8 million and $28.0 million, respectively, as compared to $15.4 million and $28.0 million, respectively, for the corresponding periods in the prior year. The decrease in general and administrative expenses for the three months ended June 30, 2005 from the prior corresponding period is due to corporate headquarters relocation and related severance costs of $4.8 million that were recorded in 2004 and for which there were no comparable expenses in 2005, and reduced general insurance and other costs of $1.3 million. These decreases were offset by increased billing, credit and collection expenses of $3.9 million resulting from the SBC Directory Acquisition, plus compensation expense related to stock appreciation rights (“SARs”) of $1.6 million, for which there was no comparable expense in 2004. Although general and administrative expenses for the six months ended June 30, 2005 remained relatively unchanged as compared to the prior corresponding year to date period, results included a decrease due to corporate headquarters relocation and related severance costs of $7.4 million that were recorded in 2004 and for which there were no comparable expenses in 2005, and reduced general insurance and other costs of $2.3 million. These decreases were offset by increased billing, credit and collection expenses of $7.5 million resulting from the SBC Directory Acquisition, plus compensation expense related to SARs of $2.2 million, for which there is no comparable expense in 2004.
Depreciation and Amortization
Depreciation and amortization (“D&A”) expenses for the three and six months ended June 30, 2005 were $20.6 million and $42.3 million, respectively, compared to $15.0 million and $29.4 million, respectively, for the corresponding periods in the prior year. Amortization of intangible assets was $18.1 million and $36.2 million for the three and six months ended June 30, 2005, respectively, compared to $12.5 million and $24.9 million, respectively, for the corresponding periods in the prior year. The increase in amortization expense is due to the increase in intangible assets resulting from the SBC Directory Acquisition. On an annual basis, we expect amortization expense in 2005 to be significantly higher than 2004 due to a full year impact related to the intangible assets acquired in connection with the SBC Directory Acquisition. Depreciation of fixed assets and amortization of computer software was $2.5 million and $6.1 million for the three and six months ended June 30, 2005, respectively, and $2.5 million and $4.5 million, respectively, for the corresponding periods in the prior year. The increase in depreciation expense for the six months ended June 30, 2005 was due to higher depreciation of certain computer software.
Partnership Income
Partnership income for the three and six months ended June 30, 2004 was $34.8 million and $58.7 million, respectively, with no corresponding amount for the three and six months ended June 30, 2005. During the three and six months ended June 30, 2004, partnership income related to our 50% share of the net income of DonTech (accounted for under the equity method) plus revenue participation income from SBC. As a sales agent for SBC, DonTech earned commission revenue based on the annual value of local sales contracts executed during the period (“calendar sales”). We also earned revenue participation income from SBC based on the amount of DonTech calendar sales during the period. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we now consolidate all net profits in DonTech and we eliminated our DonTech partnership investment. Accordingly, commencing on September 1, 2004, we no longer report partnership income.
Operating Income
Operating income for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three months Ended June 30,			Six months Ended June 30,
(amounts in millions)	2005	2004	$ Change	2005	2004	$ Change

Total	$91.0	$92.1	$(1.1)	$161.2	$178.9	$(17.7)

Operating income for the three months ended June 30, 2005 of $91.0 million decreased by $1.1 million from operating income of $92.1 million in the same period in the prior year. Reported operating income for the six months ended June 30, 2005 of $161.2 million decreased by $17.7 million from operating income of $178.9 million in the same period last year. The decrease in operating income during the three and six months ended June 30, 2005 as compared to the prior corresponding periods was primarily a result of the SBC Directory Acquisition and the related purchase accounting impact on our revenues and expenses, as described above. While net revenue increased for the three and six month periods ended June 30, 2005 by $88.4 million and $151.9 million, respectively, over net revenue in the same periods in 2004, primarily resulting from the SBC Directory Acquisition, offsetting that increase in net revenue was an increase in total operating expenses in 2005 of $49.6 million and $97.9 million for the three and six month periods, respectively, also primarily as a result of the SBC Directory Acquisition. The primary reason that our costs relating to the SBC Directory Business increased more than our revenues in the three and six months ended June 30, 2005 as compared to the prior corresponding periods is because while all directory advertising revenue is deferred under our deferral and amortization method, only a portion of total costs related to publication of the directories are deferred under the deferral and amortization method. Therefore, under purchase accounting, when the entire balance of deferred revenue and deferred directory costs were eliminated at the time of the SBC Directory Acquisition, the elimination had a disproportionately higher impact on revenues than it did on expenses. Accordingly, after the adjustments required by purchase accounting, operating expenses for the three and six months ended June 30, 2005 were disproportionately higher than the related revenue. If the effects of purchase accounting were eliminated, adjusted operating income in 2005 would have been substantially higher (and relatively proportional to the increase in net revenues) compared to GAAP operating income in 2004. See “Adjusted and Pro Forma Amounts and Other Non-GAAP Measures” below.
Purchase accounting from the SBC Directory Acquisition will continue to impact reported results during 2005. On a full year basis, we expect operating income to be higher in 2005 than in 2004 due to a full year of results from the acquired SBC Directory Business.
Interest Expense, Net
Net interest expense for the three and six months ended June 30, 2005 was $58.2 million and $115.7 million, respectively, compared to $37.5 million and $77.8 million, respectively, for the same periods in 2004. The increase in net interest expense of $20.7 million and $37.9 million, respectively, for those periods, is a result of higher outstanding debt balances associated with the SBC Directory Acquisition, combined with higher interest rates, compared to the prior year. Additionally, interest expense in 2005 includes interest costs associated with the $300 million Holdco Notes issued on January 14, 2005. Interest expense for the six months ended June 30, 2004 includes a $1.2 million charge resulting from the redemption in 2004 of the remaining 9.125% Senior Subordinated Notes due 2008. See “Liquidity and Capital Resources” for a further description of our debt obligations and the provisions of the related debt instruments. Net interest expense for the three months ended June 30, 2005 and 2004 includes $4.0 million and $3.7 million, respectively, of non-cash amortization of deferred financing costs. Net interest expense for the six months ended June 30, 2005 and 2004 includes $8.1 million and $7.1 million, respectively, of non-cash amortization of deferred financing costs.
Income Taxes
The effective tax rate on income before income taxes of 39.0% for the three and six months ended June 30, 2005 compares to 39.5% on income before income taxes for the corresponding periods in the prior year. The year-to-date effective rate as of June 30, 2005 reflects a decrease in the state and local tax rate as a result of the integration of the SBC Directory Acquisition and the SPA Acquisition.
Net Income (loss) and Earnings (loss) Per Share
Net income for the three and six months ended June 30, 2005 was $20.0 million and $27.8 million, respectively, as compared to $33.1 million and $61.2 million, respectively, for the corresponding periods in the prior year. The results for 2005 were adversely affected by purchase accounting that precluded us from recognizing deferred revenue and certain expenses associated with those directories published prior to the SBC Directory Acquisition, including all September 2004 published directories. Purchase accounting from the SBC Directory Acquisition will continue to impact reported results during 2005.

The 8% dividend on our Preferred Stock reduces net income or increases the net loss, resulting in income (loss) available to common shareholders from which earnings (loss) per share amounts are calculated. The amount of the Preferred Stock dividend includes the stated 8% dividend, plus a deemed dividend for a BCF. The BCF is a function of the conversion price of the Preferred Stock, the fair value of the related warrants issued with the Preferred Stock and the fair market value of the underlying common stock on the date of issuance of the Preferred Stock. In connection with the issuance of our Preferred Stock and each subsequent quarterly accrued dividend, a BCF has been recorded because the fair value of the underlying common stock at the time of issuance of the Preferred Stock was greater than the conversion price of the Preferred Stock. The full amount of the BCF is treated as a deemed dividend because the Preferred Stock was convertible by the GS Funds into common stock immediately after issuance in January 2003. The Preferred Stock dividend for the three and six months ended June 30, 2005 of $2.9 million and $6.2 million, respectively, consisted of the stated 8% dividend of $2.4 million and $5.1 million, respectively, and a BCF of $0.5 million and $1.1 million, respectively. The Preferred Stock dividend for the three and six months ended June 30, 2004 of $5.4 million and $10.7 million, respectively, consisted of the stated 8% dividend of $4.4 million and $8.7 million, respectively, and a BCF of $1.0 million and $1.9 million, respectively.
On January 14, 2005, we repurchased approximately 50% of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In connection with the Preferred Stock repurchase, we recorded a reduction in earnings available to common shareholders of $133.7 million to reflect the loss on the repurchase of these shares for the six months ended June 30, 2005. The excess of the cash paid to the GS Funds over the carrying amount of the repurchased Preferred Stock, plus the amount previously recognized for the BCF associated with these shares has been recognized as the loss on repurchase.
The resulting income (loss) available to common shareholders was $17.1 million and $(112.2) million for the three and six months ended June 30, 2005, respectively, as compared to $27.7 million and $50.5 million, respectively, for the corresponding periods in the prior year.
All earnings per share (“EPS”) amounts have been calculated using the two-class method. See Note 2, “Summary of Significant Accounting Policies,” in Part 1 — Item 1 of this quarterly report for further details and computations of the basic and diluted EPS amounts. For the three months ended June 30, 2005, basic and diluted EPS were $0.46 per share and $0.44 per share, respectively, compared to $0.68 per share and $0.65 per share, respectively, for the corresponding period in the prior year. For the six months ended June 30, 2005, basic and diluted EPS were ($3.55) per share as compared to basic EPS of $1.25 per share and diluted EPS of $1.20 per share, respectively, for the corresponding period in the prior year. Because there was a reported net loss available to common shareholders for the six months ended June 30, 2005, diluted EPS does not include potential common shares in the denominator of the diluted per share calculation, because by doing so, it would be antidilutive. Diluted EPS cannot be greater than basic EPS (or less of a loss). Therefore, reported diluted EPS and basic EPS for the six months ended June 30, 2005 were the same.
Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures
As a result of the SBC Directory Acquisition and the SPA Acquisition, the related financings and associated purchase accounting, our 2005 reported GAAP results are not comparable to our 2004 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2005 and 2004 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted and adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and certain expenses for each acquisition and assumes the SBC Directory Acquisition and related financing occurred at the beginning of 2004. Management believes that the presentation of this adjusted and adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted and adjusted pro forma amounts disclosed in this section or elsewhere are non-GAAP measures and are reconciled to the most comparable GAAP measures below. While we believe the adjusted and adjusted pro forma results reasonably represent results as if the businesses had been combined for the three and six month periods ended June 30, 2005 and 2004, respectively, because of differences in the application of accounting policies and practices between the Company and the acquired entities, management does not believe these adjusted and adjusted pro forma amounts are strictly comparable, nor are they necessarily indicative of results for future periods.

	Three months ended June 30, 2005
	Reported	SBC Directory		SPA
(amounts in millions)	GAAP	Acquisition		Acquisition	Adjusted

Net revenue	$233.0	$27.6	(1)	$—	$260.6
Expenses, other than depreciation and amortization	121.3	(13.8	)(2)	—	107.5
Depreciation and amortization	20.6	—		—	20.6

Operating income	$91.1	$41.4		$—	$132.5

	Three months ended June 30, 2004
	Reported	SBC Directory		SPA		Adjusted
(amounts in millions)	GAAP	Acquisition		Acquisition		Pro Forma

Net revenue	$144.6	$113.1	(1)	$—		$257.7
Expenses, other than depreciation and amortization	72.4	29.7	(2)	(0.8	) (6)	101.3
Depreciation and amortization.	14.9	7.1	(3)	—		22.0
Partnership income	34.8	(34.8	) (4)	—		—

Operating income	$92.1	$41.5		$0.8		$134.4

	Six months ended June 30, 2005
	Reported	SBC Directory		SPA
(amounts in millions)	GAAP	Acquisition		Acquisition	Adjusted

Net revenue	$440.3	$79.5	(1)	$—	$519.8
Expenses, other than depreciation and amortization	236.8	(21.8	)(2)	—	215.0
Depreciation and amortization	42.3	—		—	42.3

Operating income	$161.2	$101.3		$—	$262.5

	Six months ended June 30, 2004
	Reported	SBC Directory		SPA		Adjusted
(amounts in millions)	GAAP	Acquisition		Acquisition		Pro Forma

Net revenue	$288.4	$225.2	(1)	$1.1	(5)	$514.7
Expenses, other than depreciation and amortization	138.9	65.8	(2)	(3.5	) (6)	201.2
Depreciation and amortization	29.3	14.1	(3)	—		43.4
Partnership income	58.7	(58.7	) (4)	—		—

Operating income	$178.9	$86.6		$4.6		$270.1

(1)	Represents revenue for SBC-branded directories that published prior to the SBC Directory Acquisition, plus all September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(2)	Represents expenses for SBC-branded directories that published prior to the SBC Directory Acquisition, including September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP. The pro forma adjustments also include (a) for the three and six months ended June 30, 2004, DonTech’s selling and operational expenses prior to September 1, 2004, which were eliminated in consolidation upon the SBC Directory Acquisition, and (b) for all periods presented, certain differences in the application of accounting policies and practices between RHD and the acquired entities. Additionally, as a result of purchase accounting, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the SBC Directory Acquisition at their fair value. The impact of such costs has also been removed.

(3)	Represents the additional depreciation and amortization expense related to the tangible and identifiable intangible assets acquired in the SBC Directory Acquisition over their estimated useful lives.

(4)	Represents the elimination of equity accounting used to account for RHD’s 50% ownership in DonTech and the revenue participation income from SBC recognized prior to the SBC Directory Acquisition.

(5)	Represents revenue for Sprint-branded directories that published prior to the SPA Acquisition including January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(6)	Represents expenses for Sprint-branded directories that published prior to the SPA Acquisition, including January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP. Also includes the effect of differences in the application of accounting policies and practices between legacy SPA and the Company. Additionally, as a result of purchase accounting, we recorded the fair value of deferred directory costs related to directories that were scheduled to publish subsequent to the SPA Acquisition at their fair value. The impact of such costs has also been removed.
2005 Revenue and Adjusted Revenue Compared to 2004 Revenue and Adjusted Pro Forma Revenue
The components of 2005 revenue and adjusted revenue and 2004 revenue and adjusted pro forma revenue for the three and six months ended June 30 of each year are as follows:

	Three months ended June 30, 2005
		SBC
	Reported	Directory		SPA
(amounts in millions)	GAAP	Acquisition		Acquisition	Adjusted

Gross directory advertising revenue	$232.3	$27.8	(1)	$—	$260.1
Sales claims and allowances	(2.2)	(0.2	)(1)	—	(2.4)

Net directory advertising revenue	230.1	27.6		—	257.7
Other revenue	2.9	—		—	2.9

Net revenue	$233.0	$27.6		$—	$260.6

	Three months ended June 30, 2004
		SBC
	Reported	Directory		SPA	Adjusted
(amounts in millions)	GAAP	Acquisition		Acquisition	Pro Forma

Gross directory advertising revenue	$140.3	$115.9	(1)	$—	$256.2
Sales claims and allowances	(1.5)	(0.2	)(1)	—	(1.7)

Net directory advertising revenue	138.8	115.7		—	254.5
Pre-press publishing fees	4.2	(4.2	)(2)	—	—
Other revenue	1.6	1.6	(3)	—	3.2

Net revenue	$144.6	$113.1		$—	$257.7

	Six months ended June 30, 2005
		SBC
	Reported	Directory		SPA
(amounts in millions)	GAAP	Acquisition		Acquisition	Adjusted

Gross directory advertising revenue	$439.2	$80.0	(1)	$—	$519.2
Sales claims and allowances	(4.3)	(0.5	)(1)	—	(4.8)

Net directory advertising revenue	434.9	79.5		—	514.4
Other revenue	5.4	—		—	5.4

Net revenue	$440.3	$79.5		$—	$519.8

	Six months ended June 30, 2004
		SBC
	Reported	Directory		SPA	Adjusted
(amounts in millions)	GAAP	Acquisition		Acquisition	Pro Forma

Gross directory advertising revenue	$279.2	$232.4	(1)	$1.1 (4)	$512.7
Sales claims and allowances	(3.2)	(0.4	)(1)	—	(3.6)

Net directory advertising revenue	276.0	232.0		1.1	509.1
Pre-press publishing fees	9.0	(9.0	)(2)	—	—
Other revenue	3.4	2.2	(3)	—	5.6

Net revenue	$288.4	$225.2		$1.1	$514.7

(1)	Represents gross revenue and sales claims and allowances for SBC-branded directories that published prior to the SBC Directory Acquisition, including September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(2)	Represents the elimination of pre-press publishing and related fees recognized prior to the SBC Directory Acquisition, which were eliminated in consolidation upon the SBC Directory Acquisition.

(3)	Represents other revenue associated with the SBC Directory Business, primarily consisting of other yellow pages and other product revenue recognized as earned.

(4)	Represents gross revenue and sales claims and allowances for Sprint-branded directories that published prior to the SPA Acquisition, including January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

Adjusted net revenue for the three months ended June 30, 2005 was $260.6 million, representing an increase of $2.9 million or 1.1% from adjusted pro forma net revenue of $257.7 million for the three months ended June 30, 2004. Adjusted net revenue for the six months ended June 30, 2005 was $519.8 million, representing an increase of $5.1 million or 1.0 % from adjusted pro forma net revenue of $514.7 million for the six months ended June 30, 2004. The increase in adjusted net revenue for the three and six month periods is due to increased amortization of revenue primarily from our major Sprint markets due to higher directory advertising renewal rates and new business, partially offset by a decrease in amortized net revenue from our SBC markets due to a decline in the publication value of our SBC directories in Illinois and northwest Indiana during the last six months of 2004 and first six months of 2005 due to lower renewal rates partially offset by new business. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months.
2005 Adjusted Expenses Compared to 2004 Adjusted Pro Forma Expenses and 2005 Adjusted Operating Income Compared to 2004 Adjusted Pro Forma Operating Income
Adjusted operating and G&A expenses for the three and six months ended June 30, 2005 of $107.5 million and $215.0 million, respectively, represents an increase of $6.2 million and $13.8 million, respectively, from adjusted pro forma operating and G&A expenses of $101.3 million and $201.2 million, respectively, for the comparable periods in the prior year. The primary components of the $6.2 million and $13.8 million increase are shown below:

	Three Months	Six Months
	Ended June	Ended June
(amounts in millions)	30, 2005	30, 2005
Increased digital initiative costs	$3.9	$6.3
Increased costs to support the SBC Directory Business	2.8	5.2
Increased bad debt expense	4.0	3.8
Stock appreciation rights compensation expense incurred in 2005	1.6	2.2
Increased commission and salesperson costs	1.3	2.7
Increased marketing and advertising costs	0.2	2.6
Corporate headquarters relocation and related severance costs incurred in 2004	(4.8)	(7.4)
Other	(2.8)	(1.6)

Total 2005 increase in adjusted operating and G&A expenses, compared to 2004 adjusted pro forma operating and G&A expenses	$6.2	$13.8

Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. Adjusted digital initiative costs were $3.9 million and $6.3 million higher for the three and six months ended June 30, 2005, respectively, compared to the same periods of 2004, which reflects increased investment in our internet products, and due to additional internet costs for the newly acquired SBC Directory Business. Increased costs to support the SBC Directory Business for the three and six month periods in 2005 as compared to 2004 include print, paper and distribution costs, market investments, increased headcount, and billing, credit, collection and administrative costs, which were higher primarily due to additional support requirements for the SBC Directory Business as compared to corporate-related amounts allocated by SBC to the SBC Directory Business in 2004. Adjusted bad debt expense was $4.0 million and $3.8 million higher for the three and six months ended June 30, 2005, respectively, compared to the prior corresponding periods primarily reflecting favorable bad debt adjustments recorded by the SBC Directory Business prior to the acquisition in 2004. Compensation costs related to stock appreciation rights of $1.6 million and $2.2 million were incurred for the three and six months ended June 30, 2005, respectively, for which there was no comparable expense in 2004. Adjusted commission and salesperson expenses were $1.3 million and $2.7 million higher for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004, due to favorable sales performances in certain Sprint markets and increased sales headcount. Marketing and advertising costs for the three months ended June 30, 2005 were comparable to the same period in 2004, however these costs were $2.6 million higher for the six months ended June 30, 2005 as compared to the same period in 2004 due to increased competitive responses and increased market investment, particularly in our SBC markets. These increases were offset by $4.8 million and $7.4 million of expenses for the three and six months of 2004, respectively, associated with the relocation of our corporate headquarters to Cary, North Carolina and related severance costs, with no comparable expense in 2005. Adjusted expenses for information technology and certain other expenses were $2.8 million and $1.6 million lower for the three and six months ended June 30, 2005, respectively, primarily from operational efficiencies.
Depreciation and amortization (“D&A”) for the three and six months ended June 30, 2005 was $20.6 million and $42.3 million, respectively, compared to adjusted pro forma D&A for the three and six months ended June 30, 2004 of $22.0 million and $43.4 million, respectively.
Adjusted operating income for the three and six months ended June 30, 2005 was $132.5 million and $262.5 million, respectively, representing a decrease of $1.9 million and $7.6 million, respectively, from adjusted pro forma operating income for the three and six months ended June 30, 2004 of $134.4 million and $270.1 million, respectively, reflecting the variances between revenues and expenses from period to period described above.
Advertising Sales – Publication Sales
Management reviews and evaluates the value of advertising sales in directories that published during the period (“publication sales”) as its primary sales performance measure. Management believes that a comparison of publication sales for the same directories from one period to the next gives a better indication of underlying sales trends, economic conditions and business confidence than a comparison of directory revenue recognized using the deferral and amortization method. Because we recognize directory revenue ratably over the life of a directory under the deferral and amortization method, the amount of revenue recognized during a period is not directly related to the sales trends, economic conditions and business confidence during that period. Publication sales are similar to a “same-store” sales measure. If events occur during the current period that affect the comparability of publication sales to the prior year period, such as changes in directory publication dates, then prior year publication sales amounts are adjusted to conform to the current period presentation.
Sprint-branded publication sales for the three and six months ended June 30, 2005 were $146.0 million and $304.4 million, respectively, up $7.3 million and $14.6 million or 5.3% and 5.0%, respectively, from publication sales of $138.7 million and $289.8 million, respectively, for the three and six months ended June 30, 2004. SBC-branded publication sales for the three and six months ended June 30, 2005 were $107.2 million and $205.5 million, respectively, representing a decline of 2.7% from both 2004 corresponding periods of publication sales of $110.2 million and $211.2 million, respectively. The increase in Sprint-branded publication sales resulted from higher advertiser renewal rates and new business in many of our Sprint markets for directories published in the first and second quarters of 2005. The decrease in SBC-branded publication sales is attributable to lower customer renewals as a result of market and product changes we have made and tighter credit policies we have implemented. Publication sales are a non-GAAP measure for which the most comparable GAAP measure is net revenue. A reconciliation of publication sales to net revenue reported in accordance with GAAP is presented below:

	Three months		Six months
	ended June 30,		ended June 30
(amounts in millions)	2005	2004	2005	2004
Publication sales — Sprint-branded directories	$146.0	$138.7	$304.4	$289.8
Publication sales — Sprint-branded directories — percentage change over prior year	5.3%	—	5.0%	—
Adjustments for changes in directory publication date(s)	—	(0.9)	—	(0.7)

Publication sales disclosed in June 30, 2004 Form 10-Q		137.8		289.1
Publication sales — SBC-branded directories	107.2	110.2	205.5	211.2
Publication sales — SBC-branded directories – percentage change over prior year	-2.7%	—	-2.7%	—
Less pre-acquisition publication sales for SBC-branded directories not recognized as revenue in current period due to purchase accounting	—	(110.2)	—	(211.2)
Less current period publication sales for Sprint-branded directories not recognized as revenue in current period due to the deferral method of accounting	(122.6)	(115.9)	(236.5)	(176.4)
Less current period publication sales for SBC-branded directories not recognized as revenue in current period due to the deferral method of accounting	(92.4)	—	(173.8)	—
Plus net revenue reported in the period for publication sales from prior periods, for Sprint-branded directories	121.0	116.9	219.0	163.3
Plus net revenue reported in the period for publication sales from prior periods, for SBC-branded directories	70.9	—	116.3	—

Net directory advertising revenue	230.1	138.8	434.9	276.0
Pre-press publishing revenue	—	4.2	—	9.0
Other revenue	2.9	1.6	5.4	3.4

Net revenue – GAAP	233.0	144.6	440.3	288.4

Plus net revenue from Sprint-branded directories published prior to the acquisition that would have been recognized during the period absent purchase accounting adjustments required under GAAP	—	—	—	1.1
Plus net revenue from SBC-branded directories published prior to the acquisition that would have been recognized during the period absent purchase accounting adjustments required under GAAP had the transaction occurred on January 1, 2004	27.6	117.3	79.5	234.2
Less pre-press publishing revenue that would not have been recorded had the SBC transaction occurred on January 1, 2004	—	(4.2)	—	(9.0)

Net Revenue-Adjusted	$260.6		$519.8

Net Revenue-Adjusted pro forma		$257.7		$514.7

LIQUIDITY AND CAPITAL RESOURCES
Our Senior Secured Credit Facility, as amended and restated (“Credit Facility”), consists of a $700 million Term Loan A-2, a $200 million Term Loan A-3, a $1,450 million Term Loan D and a $175 million Revolving Credit Facility (the “Revolver”) for an aggregate facility of $2,525 million. Term Loans A-2, A-3 and D require quarterly principal payments. As of June 30, 2005, the outstanding balances of Term Loans A-2, A-3 and D were $397.5 million, $146.9 million and $1,433.3 million, respectively, and $20 million was outstanding under the Revolver. The Revolver, Term Loans A-2 and A-3 mature in December 2009, and Term Loan D matures in June 2011. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million. Such proceeds, if borrowed, may be used to fund acquisitions, for retirement of Notes (defined below) and for redemption of and payment of dividends on the Preferred Stock, subject to certain limitations. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged as collateral to secure our obligations under the Credit Facility and the Senior Notes (defined below).
Our Credit Facility bears interest, at our option, at either:
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
The weighted average interest rate of outstanding debt under the Credit Facility was 5.22% and 3.97% as of June 30, 2005 and 2004, respectively.
We have also issued $325 million of 8.875% Senior Notes due 2010 (the “Senior Notes”) and $600 million of 10.875% Senior Subordinated Notes due 2012 (the “Subordinated Notes”). Interest is paid on these notes semi-annually on June 15 and December 15.
On January 14, 2005 we issued $300 million of 6.875% Holdco Notes (collectively with the Senior Notes and the Subordinated Notes, the “Notes”), the proceeds of which were used to redeem approximately 50% of the then outstanding Preferred Stock from the GS Funds, pay transaction costs and repay debt associated with our Credit Facility. Interest is payable on the Holdco Notes semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2005. The Holdco Notes are unsecured obligations of the Company and mature on January 15, 2013. In connection with the issuance of the Holdco Notes, we completed an exchange offering in June 2005.
Aggregate outstanding debt as of June 30, 2005 was $3,222.7 million. During the six months ended June 30, 2005, we made scheduled principal payments of $45.6 million and prepaid an additional $115.0 million in principal under our Credit Facility. Additionally, excess proceeds of $16.8 million from the Holdco Notes after redemption of the Preferred Stock plus $6.0 million in mandatory payments were used to pay $22.8 million in aggregate principal amount outstanding under the Credit Facility.
At June 30, 2005, we had $5.8 million of cash and cash equivalents and checks not yet presented for payment of $3.4 million and available borrowings under the Revolver of $155.0 million. During the six months ended June 30, 2005, $140.1 million was borrowed under the Revolver, of which $161.3 million was repaid during the period including $41.2 million of the outstanding balance as of December 31, 2004. No borrowings have been made under Term Loan C. During 2005, we expect to periodically utilize the Revolver as a financing resource to balance the timing of our periodic and accelerated payments made under the Credit Facility with the timing of cash receipts from operations. Our present intention is to repay borrowings on the Revolver in a timely manner and keep any outstanding amounts to a minimum.

The Credit Facility and the indentures governing the Notes contain usual and customary restrictive covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; and (vi) engage in transactions with our affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.
Our primary source of liquidity will continue to be cash flows from operations as well as available borrowing capacity under the Revolver. We expect our primary liquidity requirement will be to fund operations and for principal and interest payments on our debt. Our ability to meet our debt service requirements will depend on our ability to generate cash flow in the future. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages directories and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for yellow pages advertising. We believe that cash flows from operations, along with borrowing capacity under the Revolver, will be adequate to fund our operations and capital expenditures and to meet our debt service requirements for at least the next 12 to 24 months. However, we make no assurances that our business will generate sufficient cash flows from operations or that sufficient borrowing will be available under the Revolver or Term Loan C to enable us to fund our operations, capital expenditures and meet all debt service requirements, to pursue all of our strategic initiatives or for other purposes.
Cash flow provided by operating activities was $194.7 million for the six months ended June 30, 2005. Key contributors to operating cash flow included the following:
•	$27.8 million in net income.

•	$101.6 million of net non-cash charges reflecting a source of cash, consisting of $42.3 million of depreciation and amortization, $11.5 million in bad debt provision, $37.2 million in deferred taxes and $10.6 million in other non-cash charges.

•	$66.7 million net source of cash from a $71.4 million increase in deferred directory revenue less an increase in accounts receivable of $4.7 million. We analyze the change in deferred revenue and accounts receivable together because when a directory is published, the annual billing value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one-twelfth of the billing value is recognized as revenue and billed to customers. In connection with the SBC Directory Acquisition, while we did not record the deferred revenue for directories published prior to the acquisition due to purchase accounting, we did acquire the associated unbilled receivables and the rights to bill and collect these receivables, which totaled approximately $207.3 million.

•	$26.2 million net source of cash from a decrease in other assets, reflecting a net decrease in deferred directory costs of $16.2 million, consisting of an increase in deferred directory costs of $19.6 million related to directories that have yet to publish offset by $35.8 million in amortization of deferred directory costs relating to directories that have already published; and a $10.1 million decrease in prepaid expenses, offset by a $0.1 million increase in other current assets. Deferred directory costs represent cash payments for certain costs associated with the publication of directories. Since deferred directory costs are initially deferred when incurred, the cash payments are made prior to the expense being recognized.

•	$11.7 million net use of cash from a decrease in accounts payable and accrued liabilities, reflecting a $22.4 million decrease in accounts payable and accrued liabilities and a $0.3 million decrease in other accrued liabilities, offset by an $11.0 million increase in accrued interest payable on the Notes.

•	$15.9 million net use of cash resulting from a decrease in other non-current liabilities comprised of a $19.5 million current tax benefit offset by a net increase in other non-current liabilities of $3.6 million, which includes a $4.7 million increase to the restructuring reserve relating to the SBC Directory Business.

Cash used in investing activities for the six months ended June 30, 2005 was $12.0 million used to purchase fixed assets, primarily computer equipment and software.
Cash used in financing activities through June 30, 2005 was $187.6 million and included the following:
•	$291.5 million in net proceeds from the issuance of Holdco Notes for the redemption of outstanding Preferred Stock.

•	$21.2 million reduction in the Revolver balance consisting of $161.3 million of Revolver repayments (including $41.2 million from the outstanding Revolver balance at December 31, 2004) less $140.1 million in borrowings.

•	$277.2 million used for the redemption of Preferred Stock.

•	$183.3 million of other debt repayments including $68.3 million in scheduled and mandatory payments and $115.0 million in pre-payments.

•	$2.3 million in the decreased value of checks not presented for payment.

•	$4.9 million in proceeds from the exercise of employee stock options.
Cash flow provided by operating activities was $147.5 million for the first six months ended June 30, 2004. Key contributors to operating cash flow included the following:
•	$61.2 million in net income.

•	$86.8 million of net non-cash charges reflecting a source of cash, primarily consisting of $29.4 million of depreciation and amortization, $6.5 million in the bad debts provision and $11.0 million in other non-cash charges and $39.9 million in deferred taxes.

•	$2.7 million increase in accounts payable and accrued liabilities, reflected a source of cash based on the timing of invoices received as compared to invoices paid during the six months ended June 30, 2004, resulting in higher accounts payable and accrued liability at quarter end.

•	$19.0 million increase in accounts receivable and a $11.2 million increase in deferred directory revenue. We analyze the change in deferred revenue and accounts receivable together because when a directory is published, the annual billing value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one-twelfth of the billing value is recognized as revenue and customers are billed on a periodic basis.

•	$1.6 million in cash received from partnerships in excess of recorded partnership income representing a source of cash. Partnership income during the six months ended June 30, 2004 consisted of our 50% interest in DonTech’s net income and the revenue participation income from SBC. We received cash from DonTech and SBC subsequent to the time we recorded the associated partnership income; therefore, in periods of declining DonTech partnership income, cash received related to prior periods exceeded the income recognized from the current period.

•	$1.9 million decrease in other assets reflected a $2.2 million increase in deferred directory costs, offset by a decrease in prepaid insurance of $2.3 million and a decrease of $1.8 million in other current and non-current assets. Deferred directory costs represent cash payments for certain costs associated with the publication of directories. Since deferred directory costs are initially deferred when incurred, the cash payments are made prior to the expense being recognized.
Cash used in investing activities in the six months ended June 30, 2004 was $8.9 million used to purchase fixed assets, primarily computer equipment, computer software and leasehold improvements.

Cash used in financing activities through June 30, 2004 was $135.7 million and included the following:
•	$129.7 million in principal payments on debt borrowed under the Credit Facility. Of this amount, $18.3 million represented scheduled quarterly payments, $110.0 million represented principal payments made on an accelerated basis, at our option, from excess cash flow generated from operations and $1.4 million represented principal payments on the Revolver.

•	$21.2 million in principal payments on the remaining 9 1/8% Senior Subordinated Notes.

•	$1.4 million in borrowings under the Revolver.

•	$9.5 million in the increased value of checks not yet presented for payment.

•	$4.3 million in proceeds from the exercise of employee stock options.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk and Risk Management
The Credit Facility bears interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of our total outstanding debt. The Company has entered into the following interest rate swaps that effectively convert variable rate debt to fixed rate debt as of June 30, 2005. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

	Notional
Effective Dates	Amounts		Pay rates	Maturity Dates
(amounts in millions)
April 1, 2003	$255	(1)	2.850%	March 31, 2007
October 9, 2003	$150		1.959%	October 9, 2005
June 21, 2004	$50		3.230%	June 21, 2006
June 23, 2004	$50		3.170%	June 23, 2006
June 28, 2004	$50		3.110%	June 28, 2006
July 2, 2004	$50		3.200%	July 3, 2006
September 7, 2004	$200	(2)	3.490% — 3.750%	September 8, 2008-September 7, 2009
September 15, 2004	$250	(3)	3.200% — 3.910%	September 15, 2007-September 15, 2009
September 17, 2004	$150	(1)	3.210% — 3.740%	September 17, 2007-September 17, 2009
September 23, 2004	$150	(1)	3.160% — 3.438%	September 24, 2007-September 24, 2008

Total	$1,355

(1)	consists of three swaps

(2)	consists of two swaps

(3)	consists of four swaps
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

Market Risk Sensitive Instruments
The interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138, the swaps are recorded at fair value. On a quarterly basis, the fair value of the swaps are determined based on quoted market prices and, assuming effectiveness, the difference between the fair value and the book value of the swaps are recognized in other comprehensive income. Any ineffectiveness of the swaps is required to be recognized in earnings. The swaps and the hedged item (three-month LIBOR-based interest payments on $1,355 million of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company provided a report in its Annual Report on Form 10-K for the year ended December 31, 2004 that included, among other things, management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. In addition, the Company provided in its Form 10-K a written opinion prepared by its independent registered public accounting firm in connection with management’s assessment.

Management excluded from its assessment of the Company’s internal control over financial reporting as of December 31, 2004 certain elements of the internal control over financial reporting of the directory publishing business of SBC Communications, Inc. in Illinois and Northwest Indiana that the Company acquired in September 2004 because this acquisition represented a material purchase business combination. Subsequent to the acquisition, certain elements of the acquired business’ internal control over financial reporting and related functions, processes and systems were integrated during 2004 into the Company’s existing internal control over financial reporting and related functions, processes and systems. Those elements of the acquired business’ internal control over financial reporting that were not integrated during 2004 into the Company’s existing internal control over financial reporting were excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. During the first quarter of 2005, all significant elements of the acquired business’ internal control over financial reporting were integrated into the Company’s existing internal control over financial reporting and related functions, processes and systems and have been included in management’s evaluation of the disclosure controls and procedures for the period covered by this Quarterly Report on Form 10-Q.

(b)	Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
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
In November 1996, the company then known as The Dun & Bradstreet Corporation separated through a spin-off (“1996 Distribution”) into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”), and Cognizant Corporation (“Cognizant”). In June 1998, The Dun & Bradstreet Corporation separated through a spin-off (“1998 Distribution”) into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. Later in 1998, Cognizant separated through a spin-off (“Cognizant Distribution”) into two separate public companies: IMS Health Incorporated (“IMS”), and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation separated into two separate public companies: Moody’s Corporation, (“Moody’s”) (formerly The Dun & Bradstreet Corporation), and a new company that changed its name to The Dun & Bradstreet Corporation. As a result of the form of R.H. Donnelley Corporation’s separation from The Dun & Bradstreet Corporation in 1998, we are the corporate successor of and technically the defendant and taxpayer referred to below as D&B with respect to any matter accruing prior to June 30 1998.
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
On February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits. IRI filed a notice of appeal to the Second Circuit Court of Appeals. The appeal has been fully briefed, but no argument date has yet been set for this appeal. Due to the dismissal of this matter and several layers of indemnity described above, our disclosure regarding this matter will be relatively brief.

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
In December 2004, the Court entered an order that barred IRI from arguing that defendant’s pricing practices or discounts were illegal or anti-competitive unless it could satisfy a specified burden of proof. In response to this ruling, in a press release, IRI stated, in relevant part, “without this evidence, IRI believes that little would be left of IRI’s case to take to trial.” As a result, IRI asked the Court to enter a final judgment against it so that it could take an immediate appeal to the Second Circuit. Defendants did not object to this request. As noted above, the case was dismissed by the District Court and IRI has filed an appeal. The appeal has been fully briefed, but no argument date has yet been set for this appeal.
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
Tax Matters
D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations (collectively, “Legacy Tax Matters”). The IRS is currently disputing certain tax positions taken with respect to the Legacy Tax Matters. The status of these Legacy Tax Matters is summarized below, including the settlement of the matter described below under ”Royalty Expense Deductions – 1993-1997.”
Pursuant to a series of tax sharing and other agreements (collectively, “Tax Sharing Agreements”) relating to the spin-offs and separations referred to above, IMS and NMR are jointly and severally liable for, and must pay one-half of, and D&B and Moody’s are jointly and severally liable for, and must pay the other half of, any amounts resulting from the Legacy Tax Matters summarized below under “Royalty Expense Deductions 1993-1997” and D&B and Moody’s are jointly and severally liable for all amounts resulting from the Legacy Tax Matters summarized below under “ Amortization and Royalty Expense Deductions/Royalty Income — 1997-2005.”
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
While we cannot assure you as to the outcome of these Legacy Tax Matters (other than the settled portion of the Royalty Expense Matter), management presently believes that D&B and Moody’s have sufficient financial resources, borrowing capacity and, where applicable, indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) and IMS and NMR in turn have sufficient financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, so as to reimburse us for any payments we may be required to make and related costs we may incur in connection with these Legacy Tax Matters. Therefore, management presently believes that the ultimate resolution of these Legacy Tax Matters would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Royalty Expense Deductions – 1993 – 1997
Beginning in the second quarter of 2003, D&B received (on our behalf) a series of communications from the IRS proposing adjustments with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1993 through 1997 tax returns. The IRS also separately challenged the tax treatment of certain royalty payments received by that partnership and proposed reallocating certain partnership income to D&B. These matters are collectively referred to herein as the Royalty Expense Matter.
We understand that D&B estimates that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to it of approximately $5.0 million in pending tax refunds and that the additional tax liability to it with respect to (a) the disallowance of the 1995 and 1996 royalty expense deductions could be up to approximately $47.4 million (tax, interest and penalties, net of tax benefits) and (b) its share of the reallocated partnership income could be up to approximately $23.6 million (tax, interest and penalties, net of tax benefits). We understand that D&B believes that the position of the IRS regarding the partnership income is inconsistent with its position with respect to the same royalty expense deductions described above and, therefore, the IRS would be unlikely to prevail on both positions. We understand that D&B has filed a protest with respect to the 1993 and 1994 tax refunds, and intends to attempt to resolve this matter with the IRS before proceeding to litigation, if necessary.
In July 2005, we (as the taxpayer of record) entered into a settlement agreement with the IRS resolving the disallowance of the 1995 and 1996 royalty expense deductions portion of the Royalty Expense Matter. Under the terms of the settlement, the aggregate tax liability will be approximately $56.0 million (including interest and penalties) for 1995 and $86.0 million (including interest and penalties) for 1996, subject to final bill(s) from the IRS, which we expect to be consistent with prior computations it has provided to D&B.
While this matter has now been settled with the IRS, each of the relevant parties have consented to the settlement without prejudice to certain claims they may have against each other based upon the prior tender of the initial settlement agreement by us and D&B and the refusal to consent thereto by IMS and NMR during 2004, as disclosed in prior periodic reports.
IMS has alleged various breaches of our and D&B’s obligations under the Tax Sharing Agreements related to D&B’s management and attempted settlement of this matter with the IRS. In addition to “reserving its rights” against us and D&B, IMS has urged NMR (which is in direct contractual privity with us) to assert breaches of contract and to terminate the indemnity obligations of IMS and NMR under the Tax Sharing Agreements generally.
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
Amortization and Royalty Expense Deductions/Royalty Income – 1997 – 2005
In the fourth quarter of 2003, D&B received (on our behalf) IRS notices of proposed adjustment with respect to a partnership transaction entered into in 1997. The IRS asserted that certain amortization expense deductions claimed by D&B on its 1997 and 1998 tax returns should be disallowed.
In April 2004, D&B received (on our behalf) proposed notices of deficiency from the IRS, proposing adjustments with respect to the same 1997 partnership transaction consistent with the notices of proposed adjustment. We understand that D&B filed protests relating to this matter for the 1997 and 1998 tax years with the IRS Office of Appeals. During the third quarter of 2004, D&B was informed by the IRS Office of Appeals that the 1997 and 1998 tax years were being returned to the Examination Division of the IRS for further development of the issues.

In the second quarter of 2005, D&B received (on our behalf) IRS notices of proposed adjustment for 1999 through 2002, with respect to the same 1997 partnership transaction referred to above. The IRS again asserted that certain amortization expense deductions claimed by D&B on its 1999 through 2002 tax returns should be disallowed. We understand that D&B anticipates that the IRS will issue proposed notices of deficiency for 1999 through 2002, reflecting the adjustments proposed in the notices of proposed adjustment received during the second quarter of 2005.
In addition, the IRS has asserted that royalty expense deductions, claimed by D&B on its tax returns for 1997 through 2002 for royalties paid to the partnership should be disallowed. The IRS also has asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by D&B, including the portions of the royalties that were allocated to third party partners in the partnership, and, thus, included in their taxable income. We understand that D&B believes that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent, making it unlikely that the IRS will prevail on both of the positions. We also understand that D&B nonetheless believes that the IRS may seek to issue notices with respect to both of these inconsistent positions.
In addition to the foregoing, and in connection with the notices received during the second quarter of 2005, the IRS has asserted that certain business expenses incurred by D&B during 1999 through 2002 should be capitalized and amortized over a 15-year period, if, but only if, the proposed adjustments described above are not sustained.
As a result, we understand that D&B estimates that after taking into account certain other tax benefits resulting from the IRS’ position on the partnership it is unlikely that there will be any additional cash tax payments due in addition to the amounts noted above related to the amortization expense deduction.
We understand that D&B estimates that its additional tax liability as a result of the disallowance of the 1997 through 2002 amortization deductions and the disallowance of such deductions claimed from 2003 to date could be up to $64.4 million (tax, interest and penalties, net of tax benefits). This transaction is scheduled to expire in 2012 and, unless earlier terminated, based on current interest rates and tax rates, additional tax exposure would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted.
In the event the IRS were to prevail on both positions with respect to the royalty expense and royalty income, which D&B believes unlikely, D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 through 2002 royalty expense deductions, the disallowance of such deductions claimed from 2003 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $143.3 million (tax, interest and penalties, net of tax benefits), which would be in addition to the $64.4 million noted above related to the amortization expense deduction.
We understand that D&B is attempting to resolve these matters with the IRS before proceeding to litigation, if necessary. If D&B were to challenge, at any time, any of these IRS positions for years 1997 through 2002 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case.
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

Other Matters
The Company is exposed to potential defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using advertiser and telephone subscriber data. If such data was determined to be inaccurate or if data stored by us was improperly accessed and disseminated by us or by unauthorized persons, the subjects of our data and users of that data we collect and publish could submit litigation claims against the Company. Although to date we have not experienced any material claims relating to defamation or breach of privacy, we may be party to such proceedings in the future that could have a material adverse effect on our business.
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

Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders (“Meeting”) was held in Cary, North Carolina on April 26, 2005. At the Meeting, the Company’s stockholders elected David M. Veit as a Class III director to serve a three-year term, as follows:

		Votes
Name	Votes For	Withheld
David M. Veit	22,885,722	7,782,180
The Board of Directors now comprises 10 members consisting of three classes. As described in our Proxy Statement relating to the Meeting, pursuant to the Certificate of Designations governing our Preferred Stock, the holders of the Preferred Stock are entitled to elect two directors to the Company’s Board of Directors, without any approval or veto right by the Company’s other stockholders. In accordance with that provision, at the Meeting, the holders of the Preferred Stock unanimously (voting the equivalent of 4,951,599 shares of our common stock in favor) re-elected Messrs. Robert R. Gheewalla and Terrence M. O’Toole as Class III directors to serve three-year terms. The other members of our Board of Directors (Nancy Cooper, Scott Flanders, Robert Kamerschen, Alan Schultz, David C. Swanson, Barry Lawson Williams and Edwina Woodbury) were not subject to re-election by stockholders this year and continue in office.
At the Meeting, the Company’s stockholders also approved the 2005 Stock Award and Incentive Plan, as follows:

	Votes For	Votes Against	Abstentions
Approval of the 2005 Stock Award and Incentive Plan	20,121,289	6,291,100	588,977
At the Meeting, the Company’s stockholders also ratified the appointment of PricewaterhouseCoopers LLP (“PwC”) to serve as the Company’s independent registered public accounting firm for 2005, as follows:

	Votes For	Votes Against	Abstentions
Ratification of the appointment of PwC	30,433,450	228,523	5,929
Lastly, at the Meeting, the Company’s stockholders also approved a stockholder proposal relating to the Company’s stockholder rights plan, as follows:

	Votes For	Votes Against	Abstentions
Stockholder Proposal re: Rights Plan	15,020,528	11,914,711	66,127
With respect to the approval of the 2005 Stock Award and Incentive Plan and the approval of the stockholder proposal, there were also 3,666,536 broker non-votes.

Item 6. Exhibits
(a)	Exhibits:

Exhibit No.	Document
2.1#	Stock Purchase Agreement, dated as of September 21, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

2.2	Supplemental Agreement to Stock Purchase Agreement, dated as of December 31, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155).

2.3#	Preferred Stock and Warrant Purchase Agreement, dated as of September 21, 2002, among R.H. Donnelley Corporation and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

2.4#	Purchase Agreement dated as of July 28, 2004 by and among R.H. Donnelley Corporation, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 2, 2004, Commission File No. 001-07155)

2.5	Amendment No. 1 to the Purchase Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three and six months ended June 30, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the three and six months ended June 30, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)

3.3	Certificate of Incorporation of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

3.4	By-laws of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

3.5	Certificate of Designations of Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

Exhibit No.	Document
3.6	Certificate of Designations of Series B-1 Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.1 to the Current Report Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

4.1	Rights Agreement, dated as of October 27, 1998, between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Commission File No. 001-07155)

4.2	Amendment No. 1 to Rights Agreement, dated as of February 26, 2001, by and among R.H. Donnelley Corporation, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

4.3	Amendment No. 2 to Rights Agreement, dated as of September 21, 2002, between the Company and The Bank of New York, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 8-A , filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

4.4	Form of Warrant Agreement, dated as of November 25, 2002, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

4.5	Form of Warrant Agreement, dated January 3, 2003, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

4.6	Registration Rights Agreement, dated as of November 25, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

4.7	Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.8	Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.9	Form of 8.875% Senior Notes due 2010 (included in Exhibit 4.13)

Exhibit No.	Document
4.10	Guarantees relating to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.11	Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.12	Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.13	Form of 10.875% Senior Subordinated Notes due 2012 (included in Exhibit 4.17)

4.14	Guarantees relating to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.15	Second Supplemental Indenture dated as of January 9, 2004 among R.H. Donnelley Inc., as Issuer, the Company and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

4.16	Second Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.17	Third Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.18	Senior Guarantees relating to Second Supplemental Indenture to the Indenture governing the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.19	Senior Subordinated Guarantees relating to the Third Supplemental Indenture to the Indenture governing the 10.875% Notes due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

Exhibit No.	Document
4.20#	Indenture, dated as of January 14, 2005, among R.H. Donnelly Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)

4.21	Form of 6 7/8% Senior Notes due 2013 (included in Exhibit 4.26)

10.1#	Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on September 30, 1998, Commission File No. 001-07155)

10.2#	Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on September 30, 1998, Commission File No. 001-07155)

10.3#	Amended and Restated Indemnity and Joint Defense Agreement dated as of July 30, 2004, by and among VNU, N.V., VNU, Inc., ACNielson Corporation, AC Nielson (US), Inc., Nielson Media Research, Inc., R.H. Donnelley Corporation, the Dun & Bradstreet Corporation, Moody’s Corporation, and IMS Health Incorporated (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2004, Commission File No. 001-07155)

10.4#	DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.5	Amendment No. 1 to DonTech II Partnership Agreement dated as of January 28, 2000 between R.H. Donnelley Inc. and R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

10.6#	Revenue Participation Agreement, dated as of August 19, 1997, by and between R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to APIL Partners Partnership, and R.H. Donnelley APIL, Inc., as assignee of R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.7#	Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287) This agreement is no longer in effect.

Exhibit No.	Document
10.8#	Exclusive Sales Agency Agreement, effective August 19, 1997, between R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to APIL Partners Partnership, and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.9	Agreement for Publishing Services, dated as of January 1, 2002 between Ameritech Publishing Inc. and R.H. Donnelley Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2002, filed with the Securities and Exchange Commission on May 10, 2002, Commission File No. 001-07155) This agreement is no longer in effect.

10.10^	Key Employees’ Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.11^	1991 Key Employees’ Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2000, filed with the Securities and Exchange Commission on November 13, 2000, Commission File No. 001-07155)

10.12^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000, Commission File No. 001-07155)

10.13^	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.14^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.15*^	2005 Stock Award and Incentive Plan

10.16*^	Form of Non-Qualified Stock Option Agreement under 2005 Plan

10.17*^	Form of Annual Incentive Program Award under 2005 Plan

10.18^	Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.19*^	Form of Stock Appreciation Rights Agreement under 2005 Plan

10.20^	Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

Exhibit No.	Document
10.21^	Employment Agreement effective as of May 1, 2002 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.22^	Employment Agreement effective September 21, 2002 between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2002, filed with the Securities and Exchange Commission on November 12, 2002, Commission File No. 001-07155)

10.23^	Employment Agreement effective March 1, 2002 between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.24^	Employment Agreement dated as of January 1, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.25^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.26	Letter Agreement, dated as of November 25, 2002, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

10.27	Letter Agreement dated as of January 3, 2003 among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.28	Letter Agreement, dated as of July 22, 2003 among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003, Commission File No. 001-07155)

10.29#	Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

Exhibit No.	Document
10.30#	Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.31#	Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.32	Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.33	Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.34#	Directory Services License Agreement, dated as of September 1, 2004, among R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising of Illinois Partnership (formerly known as The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.35	Non-Competition Agreement, dated as of September 1, 2004, between R.H. Donnelley Corporation and SBC Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.36	SMARTpages Reseller Agreement, dated as of September 1, 2004, among SBC Communications, Inc., Southwestern Bell Yellow Pages, Inc., SBC Knowledge Ventures, L.P., R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising of Illinois Partnership (formerly known as The APIL Partners Partnership) and DonTech II Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.37	Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (formerly known as The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

Exhibit No.	Document
10.38#	Credit Agreement, dated as of December 6, 2002, among the Company, R.H. Donnelley Inc., R.H. Donnelley Finance Corporation II (subsequently merged with and into R.H. Donnelley Inc.), the several lenders from time to time party thereto, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as joint documentation agents, Deutsche Bank Trust Company Americas, as administrative agent, and Deutsche Bank Securities Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.39	First Amendment, dated as of December 5, 2003, among the Company, R.H. Donnelley Inc., the financial institutions parties thereto, Deutsche Bank Securities Inc., CitiGroup Global Markets Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint book runners, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent, to the Credit Agreement, dated as of December 6, 2002 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2004, Commission File No. 001-07155)

10.40#	Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among, R.H. Donnelley Inc., as borrower, R.H. Donnelley Corporation, the lenders from time to time parties thereto, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank and Bear Stearns Corporate Lending Inc., as co-syndication agents, Citicorp North America, Inc. and Goldman Sachs Credit Partners L.P., as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.41	First Amendment, dated as of December 6, 2004, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, R.H. Donnelley Inc., the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and J.P. Morgan Securities Inc. as sole bookrunner and sole lead arranger and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 001-07155)

10.42	Second Amendment, dated as of January 7, 2005, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, R.H. Donnelley Inc., the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 001-07155)

Exhibit No.	Document
10.43	Amended and Restated Guaranty and Collateral Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, R.H. Donnelley Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley Publishing & Advertising, Inc., Get Digital Smart.com Inc., R.H. Donnelley Publishing & Advertising of Illinois Partnership, DonTech II Partnership, DonTech Holdings, LLC, and R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.44	Reaffirmation, dated as of December 6, 2004, by R.H. Donnelley Corporation, R.H. Donnelley Inc. and its subsidiaries in favor of Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 001-07155)

10.45#	Closing Agreement dated as of December 13, 2004 by and between the Company and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2004, Commission File No. 001-07155)

10.46	Closing Agreement dated as of July 21, 2005 by and between the Company and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2005, Commission File No. 001-07155)

10.47#	Stock Purchase Agreement dated as of January 10, 2005, by and among R.H. Donnelley Corporation and certain investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 001-07155)

10.48	Registration Rights Agreement, dated as of January 14, 2005, among R.H. Donnelley Corporation and the initial purchasers that are party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)

14*	R.H. Donnelley Policy on Business Conduct

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Quarterly Report on Form 10-Q for the three month period ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004, Commission File No. 001-07155)

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2005 by David C. Swanson, Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2005 by Steven M. Blondy, Senior Vice President and Chief Financial Officer R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.3*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2005 by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

Exhibit No.	Document
31.4*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2005 by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2005 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

32.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2005 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith

^	Management contract or compensatory plan

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION

Date: August 5, 2005	By:	/s/ Steven M. Blondy

Steven M. Blondy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2005	By:	/s/ Robert A. Gross

Robert A. Gross
Vice President and Controller
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY INC.

Date: August 5, 2005	By:	/s/ Steven M. Blondy

Steven M. Blondy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2005	By:	/s/ Robert A. Gross

Robert A. Gross
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document
10.15*	2005 Stock Award and Incentive Plan

10.16*	Form of Non-Qualified Stock Option Agreement under 2005 Plan

10.17*	Form of Annual Incentive Program Award under 2005 Plan

10.19*	Form of Stock Appreciation Rights Agreement under 2005 Plan

14*	R.H. Donnelley Policy on Business Conduct

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2005 by David C. Swanson, Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2005 by Steven M. Blondy, Senior Vice President and Chief Financial Officer R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.3*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2005 by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.4*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2005 by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2005 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

32.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2005 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith