Form 10-Q
period 2006-03-31
DONNELLEY R H INC
filed 2006-05-12
CIK 1065310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-59287
R.H. DONNELLEY INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2467635

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1001 Winstead Drive, Cary, N.C.	27513

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(919) 297-1600
N/A
(Former Name, Former Address and Former
Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at May 12, 2006
Common Stock, no par value	100
THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF R.H. DONNELLEY CORPORATION. THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

R.H. DONNELLEY INC.
INDEX TO FORM 10-Q

*	Pursuant to General Instruction H(2)(a) of Form 10-Q: (i) the information called for by Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been omitted and (ii) the registrant is providing a Management’s Narrative Analysis of Results of Operations.

**	Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.

***	Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
R.H. Donnelley Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(in thousands)	2006	2005

Assets
Current Assets
Cash and cash equivalents	$12,643	$6,963
Accounts receivable
Billed	96,368	116,576
Unbilled	342,531	368,062
Allowance for doubtful accounts and sales claims	(25,148)	(27,328)

Net accounts receivable	413,751	457,310
Deferred directory costs	63,029	67,686
Other current assets	23,589	33,056

Total current assets	513,012	565,015

Fixed assets and computer software, net	57,360	55,687
Amount due from Parent, net	342,113	331,841
Other non-current assets	94,158	93,712
Intangible assets, net	2,814,958	2,833,200
Goodwill	319,014	319,014

Total Assets	$4,140,615	$4,198,469

Liabilities and Shareholder’s Equity

Current Liabilities
Accounts payable and accrued liabilities	$52,406	$69,605
Accrued interest	27,213	11,196
Deferred directory revenue	422,109	463,440
Short-term deferred income taxes, net	77,050	85,583
Current portion of long-term debt	85,362	100,234

Total current liabilities	664,140	730,058

Long-term debt	2,617,147	2,678,615
Deferred income taxes, net	106,501	72,521
Other non-current liabilities	47,870	54,305

Total liabilities	3,435,658	3,535,499

Commitments and contingencies

Shareholder’s Equity
Common stock, no par value, authorized, issued and outstanding – 100 shares	308,942	308,942
Retained earnings	387,528	350,216
Accumulated other comprehensive income	8,487	3,812

Total shareholder’s equity	704,957	662,970

Total Liabilities and Shareholder’s Equity	$4,140,615	$4,198,469

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended
	March 31,
(in thousands)	2006	2005

Net revenue	$261,369	$207,339

Expenses
Operating expenses	107,637	102,406
General and administrative expenses	22,298	13,085
Depreciation and amortization	21,382	21,651

Total expenses	151,317	137,142

Operating income	110,052	70,197

Interest expense, net	49,933	52,942

Income before income taxes	60,119	17,255

Provision for income taxes	22,807	6,671

Net income	$37,312	$10,584

Comprehensive Income
Net income	$37,312	$10,584
Unrealized gain on interest rate swaps, net of tax	4,675	12,217

Comprehensive income	$41,987	$22,801

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
(in thousands)	2006	2005

Cash Flows from Operating Activities
Net income	$37,312	$10,584
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	21,382	21,651
Deferred income taxes	22,807	21,768
Provision for bad debts	10,536	6,800
Stock-based compensation expense	14,803	—
Other non-cash items	8,061	4,662
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	33,023	(5,468)
Decrease in other assets	10,365	1,628
(Decrease) increase in accounts payable and accrued liabilities	(7,738)	11,664
(Decrease) increase in deferred directory revenue	(41,331)	50,740
Increase (decrease) in other non-current liabilities	4,813	(13,102)

Net cash provided by operating activities	114,033	110,927

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(3,570)	(5,515)

Net cash used in investing activities	(3,570)	(5,515)

Cash Flows from Financing Activities
Revolver borrowings	3,700	72,000
Revolver repayments	(8,700)	(90,200)
Credit facility repayments	(71,340)	(111,435)
(Decrease) increase in checks not yet presented for payment	(2,051)	1,943
Amounts due from Parent, net	(26,392)	19,098

Net cash used in financing activities	(104,783)	(108,594)

Increase (decrease) in cash and cash equivalents	5,680	(3,182)
Cash and cash equivalents, beginning of year	6,963	10,755

Cash and cash equivalents, end of period	$12,643	$7,573

Supplemental Information:
Cash paid:
Interest	$29,944	$24,502

Income taxes, net	$231	$508

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands)
1. Business and Basis of Presentation
R.H. Donnelley Inc. is a direct wholly owned subsidiary of R.H. Donnelley Corporation (“RHD”). The interim consolidated financial statements of R.H. Donnelley Inc. and its direct and indirect wholly owned subsidiaries (the “Company”, “RHDI”, “RHD Inc.”, “we”, “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”). The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
Certain prior period amounts included on the Consolidated Balance Sheet have been reclassified to conform to the current period’s presentation.
RHD Inc. publishes Sprint-branded directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. RHD Inc. also publishes AT&T (formerly known as SBC)-branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. RHD Inc. also offers online city guides and search web sites in all of its Sprint markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com.
Significant Business Developments
On January 31, 2006, our parent, RHD, acquired Dex Media, Inc. (“Dex Media”) for a purchase price of $4.1 billion consisting of RHD common stock valued at $2.2 billion and $1.9 billion in cash (the “Dex Media Merger”). RHD also assumed all of Dex Media’s outstanding indebtedness with a fair value of $5.5 billion. Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest is the primary incumbent local exchange carrier (“ILEC”). Prior to the Dex Media Merger, Dex Media was a leading directory publisher in the United States. The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of yellow pages directories, as well as to combine the complementary strengths of both companies. Following the closing of the Dex Media Merger, RHD is the third largest print and online directory publisher in the United States, based on revenue. The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates as Dex Media Inc., one of RHD’s direct, wholly owned subsidiaries. As such, the results of the Dex Media Business are not included in the Company’s operating results.
On September 1, 2004, we completed the acquisition of the directory publishing business (“AT&T Directory Business”) of AT&T, Inc. (“AT&T”) in Illinois and Northwest Indiana, including AT&T’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and AT&T (collectively, the “AT&T Directory Acquisition”) for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. As a result of the acquisition, we became the publisher of AT&T-branded yellow pages directories in Illinois and Northwest Indiana. The results of the AT&T Directory Business are included in our consolidated results from and after September 1, 2004. The AT&T Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, an indirect wholly owned subsidiary of the Company. See Note 3, “Acquisitions” for a further description of the acquisition.

On January 3, 2003, we completed the acquisition of the directory business (the “SPA Directory Business”) of Sprint Corporation (now known as Sprint Nextel Corporation, “Sprint”) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (“SPA”) (collectively, the “SPA Acquisition”) for $2.23 billion in cash and became the publisher of Sprint-branded yellow pages directories in 18 states. The results of the SPA Directory Business are included in our consolidated results from and after January 3, 2003. The SPA Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., an indirect wholly owned subsidiary of the Company. We expect Sprint to spin-off its local telephone business as Embarq Corporation (“Embarq”) in May 2006. In connection with the spin-off, we expect to enter into new agreements with Embarq that will replace the related agreements with Sprint, except that Sprint will remain bound by certain non-competition obligations. All references to Sprint herein shall mean Embarq following the execution of such agreements. See Note 3, “Acquisitions” for a further description of the acquisition.
The AT&T Directory Acquisition and the SPA Acquisition transformed RHD Inc. into a leading publisher of yellow pages directories.
2. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of RHD Inc. and its direct and indirect wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). The Company recognizes revenue for internet-based advertising bundled with print advertising using the deferral and amortization method. Other products and services are recognized as delivered or fulfilled. Revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of claims we may incur for a directory in the future.
In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”
Deferred Directory Costs. Costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory after publication, which is typically 12 months. These costs include sales commissions and print, paper and initial distribution costs. Such costs that are paid prior to directory publication are classified as other current assets until publication, when they are then reclassified as deferred directory costs.
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

Fixed Assets and Computer Software. Fixed assets and computer software are recorded at cost. Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are thirty years for buildings, five years for machinery and equipment, ten years for furniture and fixtures, three to five years for computer equipment and five years for computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.
Interest Expense and Deferred Financing Costs. Interest expense, net related to the Company’s outstanding debt was $49.9 million and $52.9 million for the three months ended March 31, 2006 and 2005, respectively. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheet. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $3.4 million and $3.8 million in the three months ended March 31, 2006 and 2005, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense.
Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $6.1 million and $4.3 million for the three months ended March 31, 2006 and 2005, respectively.
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
The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMR’s with which we contract. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.
At March 31, 2006, we had interest rate swap agreements with major financial institutions with a notional value of $1.5 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Derivative Financial Instruments. We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. These agreements effectively convert $1.5 billion of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 3.62%. The swaps mature at varying dates beginning June 2006 through September 2009. The weighted average rate received was 4.55% during the three months ended March 31, 2006. These periodic payments and receipts are recorded as interest expense.

The interest rate swaps have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $1.5 billion of bank debt. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in other comprehensive income, a component of shareholder’s equity. Any ineffectiveness is recorded through earnings. As of March 31, 2006, our interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $1.5 billion of bank debt, and no ineffectiveness was included in earnings.
Income Taxes. We account for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available information, it is more likely than not that some or all of the deferred tax assets will not be realized.
Stock-Based Awards
RHD maintains two shareholder approved stock incentive plans, the 2005 Stock Award and Incentive Plan (“2005 Plan”) and the 2001 Stock Award and Incentive Plan (“2001 Plan”), whereby certain RHD Inc. employees are eligible to receive stock options, SARs, limited stock appreciation rights in tandem with stock options and restricted stock. Under the 2005 Plan and 2001 Plan, five million and four million shares, respectively, were originally authorized for grant. Stock awards are typically granted to RHD Inc. employees at the market value of RHD’s common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to five years from the date of grant, and may be exercised up to a maximum of ten years from the time of grant. RHD’s Board of Directors determines termination, vesting and other relevant provisions at the date of the grant. RHD has implemented a policy of issuing treasury shares held by RHD to satisfy stock issuances associated with stock-based award exercises.
On January 1, 2006, RHD and the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), using the Modified Prospective Method. Under this method, we are required to record compensation expense in the statement of operations for all RHD Inc. employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. RHD and the Company estimate forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates.
Prior to adopting SFAS No. 123 (R), RHD and the Company accounted for stock-based awards granted to RHD Inc. employees in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Compensation expense related to the issuance of stock options to RHD Inc. employees was only recognized if the exercise price of the stock option was less than the market value of the underlying RHD common stock on the date of grant. Compensation expense related to SARs was determined at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeded the grant price recognized over the vesting term. In compliance with the Modified Prospective Method, financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.
The following table depicts the effect of adopting SFAS No. 123 (R) on net income for the three months ended March 31, 2006. The Company’s reported net income for the three months ended March 31, 2006, which reflects compensation expense related to the Company’s stock-based awards of the Company’s employees recorded in accordance with SFAS No. 123 (R), is compared to net income for the same period that would have been reported had such compensation expense been determined under APB 25.

	Three Months Ended March 31, 2006
	As Reported	Per APB 25

Total stock-based compensation expense	$14,803	$2,562
Net income	37,312	44,901

Prior to the adoption of SFAS No. 123 (R), the Company presented all tax benefits of deductions resulting from the exercise of stock-based awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123 (R) requires that these cash flows now be classified as financing cash flows. During the three months ended March 31, 2006, the Company was not able to utilize the tax benefit resulting from stock-based award exercises due to net operating loss carryforwards. As such, financing cash flows were unaffected by stock-based award exercises for the three months ended March 31, 2006.
Under SFAS No. 123 (R), the fair value for our stock options and SARs is calculated using the Black-Scholes method at the time these stock-based awards are granted. The amount, net of estimated forfeitures, is then amortized over the vesting period of the stock-based award. The weighted average fair value of stock options and SARs granted during the three months ended March 31, 2006 was $20.08. The following assumptions were used in valuing these stock-based awards for the three months ended March 31, 2006:

Three Months Ended
March 31, 2006

Dividend yield	0%
Expected volatility	24.57%
Risk-free interest rate	4.60%
Expected life	5 years
Forfeiture rate	5.0%
We estimate expected volatility based on the historical volatility of the price of RHD’s common stock over the expected life of our stock-based awards. The expected life represents the period of time that stock-based awards granted are expected to be outstanding, which is based on historical experience. The Company uses historical data to estimate stock-based award exercises and employee terminations. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted.
RHD grants restricted stock to certain RHD Inc. employees in accordance with the 2005 Plan. Under SFAS No. 123 (R), compensation expense related to these awards is measured at fair value on the date of grant based on the number of awards granted and the quoted market price of RHD’s common stock at such time.
For the three months ended March 31, 2006, our employees were granted 0.3 million stock options and SARs. The following table presents a summary of the Company’s stock options and SARs activity and related information for the three months ended March 31, 2006:

		Weighted
		Average
		Exercise/Grant	Aggregate
	Shares	Price Per Share	IntrinsicValue

Awards outstanding, January 1, 2006	5,798,045	$40.67	$120,135
Granted	307,090	64.17	—
Exercised	(158,135)	32.78	(4,524)
Forfeitures	(60,016)	44.81	(995)

Awards outstanding, March 31, 2006	5,886,984	$42.06	$114,616

Available for future grants at March 31, 2006	3,803,950

The total intrinsic value of stock-based awards vested during the three months ended March 31, 2006 and 2005 was $121.0 million and $68.2 million, respectively.

The following table summarizes information about stock-based awards of our employees outstanding and exercisable at March 31, 2006:

	Stock Awards Outstanding			Stock Awards Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise/Grant		Contractual	Exercise/Grant
Exercise/Grant		Life	Price Per		Life	Price Per
Prices	Shares	(In Years)	Share	Shares	(In Years)	Share

$11.10 — $14.75	34,109	1.51	$14.02	34,109	1.51	$14.02
$15.22 — $19.41	372,722	2.84	15.73	372,722	2.84	15.73
$24.75 — $29.59	1,769,730	4.23	25.97	1,414,629	4.23	26.01
$30.11 — $39.21	187,031	3.91	30.92	147,389	3.91	30.71
$41.10 — $43.85	1,495,982	5.15	41.39	763,979	5.15	41.31
$46.06 — $53.74	32,625	5.00	47.79	23,266	5.00	47.98
$56.72 — $65.00	1,994,785	6.40	63.17	445,563	6.40	59.42

	5,886,984	5.09	$42.06	3,201,657	5.09	$33.36

The following table summarizes the status of our non-vested stock awards of our employees as of March 31, 2006, and changes during the three months ended March 31, 2006:

		Weighted Average		Weighted Average
		Grant Date	Non-vested	Grant Date
	Non-vested Stock	Exercise Price Per	Restricted	Exercise Value Per
	Options and SARs	Award	Stock	Award

Non-vested at January 1, 2006	3,669,229	$49.39	—	$—
Granted	307,090	64.17	46,750	64.26
Vested	(1,230,976)	43.57	—	—
Forfeitures	(60,016)	44.81	—	—

Non-vested at March 31, 2006	2,685,327	$53.85	46,750	$64.26

As of March 31, 2006, there was approximately $46.9 million of total unrecognized compensation cost related to non-vested stock-based awards of our employees. The cost is expected to be recognized over a weighted average period of approximately two years. After applying the Company’s estimated forfeiture rate, we expect 2.6 million non-vested stock-based awards to vest over a weighted average period of approximately two years. The intrinsic value of the non-vested stock-based awards expected to vest at March 31, 2006 is $19.2 million and the corresponding weighted average grant date exercise price is $53.85.
On February 21, 2006, RHD granted 46,750 shares of restricted stock to certain RHD Inc. employees. These restricted shares, which are settled in RHD’s common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of RHD’s common stock on the date of grant, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these restricted shares of $0.7 million for the three months ended March 31, 2006.
On February 21, 2006, RHD granted 0.3 million SARs to certain RHD Inc. employees in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD’s common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. On February 24, 2005, RHD granted 0.5 million stock SARs to certain RHD Inc. employees in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD’s common stock, were granted at a grant price of $59.00 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. On July 28, 2004, RHD granted 0.9 million SARs to certain RHD Inc. employees, including senior management, in connection with the AT&T Directory Acquisition. These SARs, which are settled in RHD common stock, were granted at a grant price of $41.58 per share, which was equal to the market value of RHD’s common stock on the grant date, and initially were scheduled to vest entirely only after five years. The maximum appreciation of the July 28, 2004 SAR grants is 100% of the initial grant price. We recognized non-cash compensation expense related to these and other smaller SAR grants of $6.8 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively.
In connection with the SPA Acquisition, RHD granted 1.5 million options (“Founders Grant”) to certain RHD Inc. employees, including senior management, during 2002. These options were granted in October 2002 at an exercise price equal to the market value of RHD’s common stock on the date of grant. However, the award of these options was contingent upon the successful closing of the SPA Acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the market value of RHD’s common stock exceeded the exercise price. Accordingly, these options were accounted for as compensatory options under APB 25 and resulted in a charge of $0.3 million for the three months ended March 31, 2005.
In connection with the Dex Media Merger, RHD granted on October 3, 2005, 1.1 million SARs to certain RHD Inc. employees, including senior management. These SARs were granted at an exercise price of $65.00 and vest ratably over three years. The award of these SARs was contingent upon the successful completion of the Dex Media Merger. We recognized non-cash compensation expense related to these SARs of $3.7 million for the three months ended March 31, 2006.
The Dex Media Merger triggered a change in control under RHD’s stock incentive plans. Accordingly, all awards granted to RHD Inc. employees through January 31, 2006, with the exception of stock-based awards held by senior management (who waived the change of control provisions of such awards), became fully vested. In addition, the vesting conditions related to the July 28, 2004 SARs grant, noted above, were modified as a result of the Dex Media Merger, which now vest ratably over three years from the date of grant. For the three months ended March 31, 2006, $8.5 million of non-cash compensation expense, which is included in specific amounts noted above, was recognized as a result of these modifications and all RHD Inc. employees with unvested options were affected by these modifications. Non-cash stock-based compensation expense relating to existing stock options as of January 1, 2006, which were not modified as a result of the Dex Media Merger, totaled $3.6 million for the three months ended March 31, 2006.
Upon adoption of SFAS No. 123 (R), pro forma disclosure permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) is no longer a permitted alternative. As RHD and the Company adopted SFAS No. 123 (R), as of January 1, 2006, using the Modified Prospective Method, the Company has provided the following pro forma disclosures of the effect on net income for the three months ended March 31, 2005 as if the Company had accounted for its employee stock-based awards granted under the fair value method of SFAS 123 for the 2005 period.

Three Months
Ended
March 31, 2005

Net income, as reported	$10,584

Add: Stock-based compensation expense included in reported net income, net of related tax effects	545

Less: Stock-based compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of related tax effects	(1,676)

Pro forma net income	$9,453

The weighted average fair value of stock-based awards granted during the three months ended March 31, 2005 was $19.84. The weighted average fair value of stock-based awards granted during the three months ended March 31, 2005 was determined using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
March 31, 2005
Dividend yield	0%
Expected volatility	30%
Risk-free interest rate	3.9%
Expected holding period	5 years
Estimates. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans, stock-based compensation expense and restructuring reserves, among others.
New Accounting Pronouncements. On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R) using the Modified Prospective Method. Under this method, we are required to record compensation expense in the statement of operations for all employee stock awards granted, modified or settled after the date of adoption and for the non-vested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. Upon adoption of SFAS No. 123 (R), pro forma disclosure permitted by SFAS No. 123 is no longer a permitted alternative.
The Company has reviewed other new accounting standards not identified above and does not believe any other new standards will have a material impact on the Company’s financial position or operating results.
3. Acquisitions
On September 1, 2004, RHD Inc. completed the AT&T Directory Acquisition for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to RHD Inc. related to DonTech. As a result of the acquisition, RHD Inc. became the publisher of AT&T-branded yellow pages directories in Illinois and Northwest Indiana. The results of the AT&T Directory Business are included in our consolidated results from and after September 1, 2004. The AT&T Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, an indirect wholly owned subsidiary of the Company.
On January 3, 2003, RHD Inc. completed the SPA Acquisition for $2.23 billion in cash and became the publisher of Sprint-branded yellow pages directories in 18 states. The results of the SPA Directory Business are included in our consolidated results from and after January 3, 2003. The SPA Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., an indirect wholly owned subsidiary of the Company. We expect Sprint to spin-off its local telephone business as Embarq Corporation (“Embarq”) in May 2006. In connection with the spin-off, we expect to enter into new agreements with Embarq that will replace the related agreements with Sprint, except that Sprint will remain bound by certain non-competition obligations. All references to Sprint herein shall mean Embarq following the execution of such agreements.
The primary purpose of each acquisition was to transform RHD and the Company into a leading publisher of yellow pages directories. The acquisitions were accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations. Each purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Certain intangible assets were identified and recorded at their estimated fair value. Identifiable intangible assets acquired include directory services agreements between the Company and Sprint and the Company and AT&T, customer relationships and acquired trademarks and trade names. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 4, “Intangible Assets and Goodwill” for a further description of our intangible assets and goodwill.

Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with the AT&T Directory Business of $204.1 million at September 1, 2004 or the deferred revenue balance of the SPA Business of $315.9 million at January 3, 2003. These amounts represented revenue that would have been recognized subsequent to each acquisition under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not record revenue associated with directories that were published prior to each acquisition as well as directories that were published in the month each acquisition was completed. Although the deferred revenue balances were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the acquisitions. As a result, the billed and unbilled accounts receivable balances acquired in both acquisitions became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to each acquisition as well as directories that published in the month each acquisition was completed, totaling $175.8 million for AT&T-branded directories and $63.3 million for Sprint-branded directories. These costs represented deferred operating expenses that would have been recognized subsequent to the acquisitions under the deferral and amortization method in the absence of purchase accounting.
4. Intangible Assets and Goodwill
As a result of the AT&T Directory Acquisition and the SPA Acquisition, certain intangible assets were identified and recorded at their estimated fair values. Amortization expense was $18.2 million and $18.1 million for the three months ended March 31, 2006 and 2005, respectively. The acquired intangible assets and their respective book values at March 31, 2006 are shown in the table below.

	Directory
	Services	Local Customer	National CMR
	Agreements	Relationships	Relationships	Trade names	Total

Initial fair value:
AT&T	$952,500	$90,000	$55,000	$—	$1,097,500
Sprint	1,625,000	200,000	60,000	30,000	1,915,000

Total	2,577,500	290,000	115,000	30,000	3,012,500
Accumulated amortization	(136,500)	(43,563)	(10,979)	(6,500)	(197,542)

Net intangible assets	$2,441,000	$246,437	$104,021	$23,500	$2,814,958

Directory services agreements between AT&T and the Company include a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement gives us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto AT&T’s YellowPages.com platform (and any successor products as specified in the agreement). The directory publishing listing license agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories. The AT&T Directory Services Agreements (other than the Internet Yellow Pages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The Internet Yellow Pages reseller agreement has a term of 5 years. The fair value assigned to the AT&T Directory Services Agreements and the Internet Yellow Pages reseller agreement of $950.0 million and $2.5 million, respectively, was based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years and 5 years, respectively.

Directory services agreements between Sprint and the Company include a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively “SPA Directory Services Agreements”) with certain affiliates of Sprint. The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute yellow and white pages directories for Sprint (and its successors) in 18 states where Sprint provided local telephone service at the time of the agreement. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain specified Sprint trademarks in those markets, and the non-competition agreement prohibits Sprint (and its affiliates and successors) in those markets from selling local directory advertising, with certain limited exceptions, or producing, publishing and distributing print directories. The SPA Directory Services Agreements have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The fair value of these agreements of $1.6 billion was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years.
The fair values of local and national customer relationships obtained as a result of the AT&T Directory Acquisition and SPA Acquisition were determined based on the present value of estimated future cash flows. These intangible assets are being amortized under the “income forecast” method, which assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is approximately 20 years.
The fair value of acquired tradenames obtained as a result of the SPA Acquisition was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. These assets are being amortized under the straight-line method over 15 years.
The excess purchase price for the AT&T Directory Acquisition and the SPA Acquisition over the net tangible and identifiable intangible assets acquired of $222.0 million, which includes the adjustment below, and $97.0 million, respectively, was recorded as goodwill. During the first quarter of 2005, we recorded an adjustment increasing goodwill from the AT&T Directory Acquisition by approximately $9.0 million relating to a restructuring plan associated with the AT&T Directory Acquisition. See Note 6, “Restructuring Charges” for additional information.
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during this period.
5. Long-Term Debt
Long-term debt at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005

RHD Inc.
Credit Facility	$2,094,575	$2,170,915
8.875% Senior Notes due 2010	7,934	7,934
10.875% Senior Subordinated Notes due 2012	600,000	600,000

Total	2,702,509	2,778,849
Less current portion	85,362	100,234

Long-term debt	$2,617,147	$2,678,615

Credit Facility
As of March 31, 2006, our senior secured credit facility, as amended and restated (“Credit Facility”), consists of a $313.4 million Term Loan A-2, a $116.0 million Term Loan A-3, a $1,429.5 million Term Loan D, a $350 million Term Loan D-1 and a $175 million Revolving Credit Facility (the “Revolver”) for an aggregate Credit Facility of $2,383.9 million. All Term Loans require quarterly principal and interest payments. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As of March 31, 2006, the outstanding balances of Term Loans A-2, A-3, D and D-1 were $235.8 million, $87.6 million, $1,422.0 million and $349.1 million, respectively, with no amounts outstanding under the Revolver. The Revolver, Term Loan A-2 and Term Loan A-3 mature in December 2009 and Term Loans D and D-1 mature in June 2011. The weighted average interest rate of outstanding debt under the Credit Facility was 6.63% and 6.21% as of March 31, 2006 and December 31, 2005, respectively.
As amended, as of March 31, 2006, our Credit Facility bears interest, at our option, at either:
•	The higher of (i) a base rate as determined by the Administrative Agent, Deutsche Bank Trust Company Americas or (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, in each case plus a 1.00% margin on the Revolver and Term Loan A-2, a 0.75% margin on Term Loan A-3 and Term Loan D and 0.50% margin on Term Loan D-1; or

•	LIBOR rate plus a 2.00% margin on the Revolver and Term Loan A-2, 1.75% margin on Term Loan A-3 and Term Loan D, and a 1.50% margin on Term Loan D-1. We may elect interest periods of 1, 2, 3 or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
The Credit Facility and the indentures governing the Notes (defined below) contain usual and customary negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of our and our subsidiaries and RHD’s assets, including the capital stock of our subsidiaries, excluding those assets and capital stock pertaining to Dex Media and its subsidiaries, are pledged to collateralize our obligations under the Credit Facility.
On April 24, 2006, we amended our Credit Facility (the “Amendment”) for the purpose of reducing the applicable interest rate margins on (i) the revolving portion of the Credit Facility and (ii) the outstanding term loans, other than the Tranche D-1 term loans, by refinancing the outstanding Tranche A-2 term loans, Tranche A-3 term loans and Tranche D term loans with new Tranche A-4 term loans and Tranche D-2 term loans. Please refer to Note 12, “Subsequent Events” for additional information regarding the Amendment.
Notes
In connection with the SPA Acquisition, we issued $325 million 8.875% Senior Notes due 2010 (“Senior Notes”) and $600 million 10.875% Senior Subordinated Notes due 2012 (“Subordinated Notes” and collectively with the Senior Notes, the “Notes”). These Notes are unsecured obligations of the Company and interest is paid on these Notes semi-annually on June 15 and December 15. On December 20, 2005, we repurchased through a tender offer and exit consent solicitation $317.1 million of the Senior Notes. We are considering, among other alternatives, redemption of the remaining $7.9 million Senior Notes in 2006. Proceeds from the Credit Facility’s $350 million Term Loan D-1 were used to fund the partial repurchase, a call premium of $25.3 million and pay transaction costs. The partial repurchase of the Senior Notes was accounted for as an extinguishment of debt.
6. Restructuring Charges
The table below shows the activity in our restructuring reserves for the three months ended March 31, 2006.

	2003	2005
	Restructuring	Restructuring
	Actions	Actions	Total

Balance at December 31, 2005	$1,577	$6,472	$8,049
Payments	151	317	468

Balance at March 31, 2006	$1,426	$6,155	$7,581

During the first quarter of 2005, we completed a restructuring relating to the integration of the AT&T Directory Business. Approximately 63 employees were affected by the restructuring, 57 were terminated during the first quarter of 2005, and 6 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we have vacated certain of our leased facilities in Chicago, Illinois. We estimated the costs associated with the terminated employees and the abandonment of certain of our leased facilities to be approximately $8.8 million and such costs were charged against goodwill during the first quarter of 2005. Payments of $0.4 million were made with respect to severance, relocation and retention during the three months ended March 31, 2005. Residual payments related to relocation for the three months ended March 31, 2006 were immaterial. Net payments of $0.3 million were made during the three months ended March 31, 2006 with respect to leased facilities in Chicago, Illinois. The remaining lease payments will be made through 2012. No payments were made with respect to the leased facilities for the three months ended March 31, 2005.
Following the SPA Acquisition on January 3, 2003, we consolidated publishing and technology operations, sales offices and administrative personnel and relocated the headquarters functions in Overland Park, Kansas and Purchase, New York to Cary, North Carolina. Approximately 140 people were affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of which 75 have been included in the restructuring reserve. The remaining 65 people relocated with the Company. In 2003, a $2.2 million reserve was recorded, with an offsetting charge to goodwill, representing the closure of the pre-press publishing facility operated by SPA in Blountville, Tennessee. The reserve represented the remaining lease payments, net of estimated sub-lease income, on the pre-press facility. Net payments of $0.1 million were made with respect to the former pre-press publishing facility during the three months ended March 31, 2006 and 2005 and the remaining payments will be made through 2012. A reserve of $2.1 million was recorded during the second quarter of 2004, representing the estimated fair value of the remaining lease payments, net of estimated sub-lease income, on the former headquarters office lease in New York. Net payments of $0.1 million and $0.2 million were made with respect to the former headquarters office lease during the three months ended March 31, 2006 and 2005, respectively, and the remaining payments will be made through 2006.
7. Benefit Plans
Retirement Plans. RHD has a cash balance defined benefit pension plan covering substantially all RHD Inc. employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Pension costs, on an annual basis, are determined using the projected unit credit actuarial cost method. RHD’s funding policy is to contribute an amount at least equal to the minimum legal funding requirement. RHD was not required to make and has not made any contributions for the three months ended March 31, 2006 and 2005, respectively. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. RHD uses a measurement date of December 31 for the majority of its plan assets.
RHD also has an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key RHD Inc. employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan).
Savings Plan. RHD offers a defined contribution savings plan to substantially all RHD Inc. employees and contributes $0.50 for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions).
Other Postretirement Benefits. RHD has an unfunded postretirement benefit plan that provides certain healthcare and life insurance benefits to certain full-time RHD Inc. employees who reach retirement age while working for RHD Inc.

The net periodic benefit expense of RHD’s pension and postretirement benefit plans is presented below:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005

Service cost	$1,352	$1,342	$182	$188
Interest cost	1,691	1,593	312	272
Expected return on plan assets	(2,063)	(2,090)	—	—
Unrecognized prior service cost	33	38	203	240
Amortization of unrecognized loss	468	320	65	25

Net periodic benefit expense	$1,481	$1,203	$762	$725

8. Business Segments
Management reviews and analyzes our business of publishing yellow pages directories as one operating segment.
9. Litigation
We are involved in various legal proceedings arising in the ordinary course of our business. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions of improper listings contained in directories published by us. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessments and estimates of these liabilities accordingly.
The Company is exposed to potential defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using advertiser and telephone subscriber data. If such data were determined to be inaccurate or if data stored by us were improperly accessed and disseminated by us or by unauthorized persons, the subjects of our data and users of that data we collect and publish could submit claims against the Company. Although to date we have not experienced any material claims relating to defamation or breach of privacy, we may be party to such proceedings in the future that could have a material adverse effect on our business.
Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our financial statements with respect to any of such matters.
10. Related Party Transactions and Allocations
Financing activities are managed by RHD on a centralized basis. Under this centralized cash management program, RHD and the Company advance funds to each other. These intercompany net advances are classified as non-current assets or liabilities and were non-interest bearing during the three months ended March 31, 2006 and 2005. The Company does not plan to settle intercompany balances with RHD during the next twelve months; therefore, classification of all intercompany receivables and payables are deemed non-current.
11. Guarantees
RHD Inc. is a direct wholly owned subsidiary of RHD and the issuer of the Senior Notes and Subordinated Notes. RHD and the direct and indirect 100% owned subsidiaries of RHD Inc. jointly and severally, fully and unconditionally, guarantee these debt instruments. At March 31, 2006 and December 31, 2005, RHD Inc.’s direct wholly-owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc., DonTech Holdings, LLC, The DonTech II Partnership, R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC, R.H. Donnelley Publishing & Advertising of Illinois Partnership and Get Digital Smart.com Inc.

12. Subsequent Events
On April 24, 2006, we amended our Credit Facility for the purpose of reducing the applicable interest rate margins on (i) the revolving portion of the Credit Facility and (ii) the outstanding term loans, other than the Tranche D-1 term loans, by refinancing the outstanding Tranche A-2 term loans, Tranche A-3 term loans and Tranche D term loans with new Tranche A-4 term loans and Tranche D-2 term loans. After giving effect to the Amendment, the interest rates applicable to the loans are, at our option, the LIBOR rate or base rate plus the following applicable margins:

			Initial Amount of
	LIBOR Loans	Base Rate Loans	Facility/Commitment
Revolver	1.25%	0.25%	$175.0 million

Tranche A-4 Term Loans	1.25%	0.25%	$323.4 million

Tranche D-1 Term Loans	1.50%	0.50%	$350.0 million

Tranche D-2 Term Loans	1.50%	0.50%	$1,422.0 million

Item 2. Management’s Narrative Analysis of Results of Operations
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe”, “expect”, “anticipate”, “should”, “will”, “would”, “planned”, “estimated”, “potential”, “goal”, “outlook”, “could”, and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Such risks and uncertainties are described in detail in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”). Unless otherwise indicated, the terms “RHD Inc.”, “the Company”, “we”, “us” and “our” refer to R.H. Donnelley Inc. and its direct and indirect wholly owned subsidiaries.
Significant Business Developments
On January 31, 2006, our parent, R.H. Donnelley Corporation (“RHD”), acquired Dex Media, Inc. (“Dex Media”) for a purchase price of $4.1 billion consisting of RHD common stock valued at $2.2 billion and $1.9 billion in cash (the “Dex Media Merger”). RHD also assumed all of Dex Media’s outstanding indebtedness with a fair value of $5.5 billion. Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest is the primary incumbent local exchange carrier (“ILEC”). The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of yellow pages directories, as well as to combine the complementary strengths of both companies. Following the closing of the Dex Media Merger, RHD is the third largest print and online directory publisher in the United States, based on revenue. The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates as Dex Media Inc., one of RHD’s direct, wholly owned subsidiaries. As such, the results of the Dex Media Business are not included in the Company’s operating results.
Corporate Overview
RHD Inc., a wholly owned subsidiary of RHD, is a leading print and online directory publisher in the United States. We publish Sprint-branded directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. We also publish AT&T (formerly known as SBC)-branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in all of our Sprint markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com.
On September 1, 2004, we completed the acquisition of the directory publishing business (“AT&T Directory Business”) of AT&T, Inc. (“AT&T”) in Illinois and Northwest Indiana, including AT&T’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and AT&T (collectively, the “AT&T Directory Acquisition”) for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. As a result of the acquisition, we became the publisher of AT&T-branded yellow pages directories in Illinois and Northwest Indiana. The results of the AT&T Directory Business are included in our consolidated results from and after September 1, 2004. The AT&T Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, an indirect wholly owned subsidiary of the Company.

On January 3, 2003, we completed the acquisition of the directory business (the “SPA Directory Business”) of Sprint Corporation (now known as Sprint Nextel Corporation, “Sprint”) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (“SPA”) (collectively, the “SPA Acquisition”) for $2.23 billion in cash and became the publisher of Sprint-branded yellow pages directories in 18 states. The results of the SPA Directory Business are included in our consolidated results from and after January 3, 2003. The SPA Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., an indirect wholly owned subsidiary of the Company. We expect Sprint to spin-off its local telephone business as Embarq Corporation (“Embarq”) in May 2006. In connection with the spin-off, we expect to enter into new agreements with Embarq that will replace the related agreements with Sprint, except that Sprint will remain bound by certain non-competition obligations. All references to Sprint herein shall mean Embarq following the execution of such agreements.
New Accounting Pronouncements
On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R) using the Modified Prospective Method. Under this method, we are required to record compensation expense in the statement of operations for all employee stock awards granted, modified or settled after the date of adoption and for the non-vested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. Upon adoption of SFAS No. 123 (R), pro forma disclosure permitted by SFAS No. 123 is no longer a permitted alternative.
The Company has reviewed other new accounting standards not identified above and does not believe any other new standards will have a material impact on the Company’s financial position or operating results.
Segment Reporting
Management reviews and analyzes its business of publishing yellow pages directories as one operating segment.

RESULTS OF OPERATIONS
Three months ended March 31, 2006 and 2005
Factors Affecting Comparability
As a result of the AT&T Directory Acquisition, the related financings and associated purchase accounting, our 2006 reported GAAP results are not comparable to our 2005 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the AT&T Directory Acquisition, including all directories published in the month the acquisition was completed. Thus, our reported 2006 and 2005 GAAP results are not indicative of our underlying operating and financial performance. These purchase accounting adjustments are non-recurring and have no future or historical cash impact.
GAAP Reported Results
Net Revenue
The components of our net revenue in the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
(amounts in millions)	2006	2005	$ Change

Gross directory advertising revenue	$262.4	$206.9	$55.5
Sales allowances	(3.6)	(2.0)	(1.6)

Net directory advertising revenue	258.8	204.9	53.9
Other revenue	2.6	2.4	0.2

Total	$261.4	$207.3	$54.1

Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of sales allowances. Directory advertising revenue also includes revenue for Internet-based advertising bundled with print advertising. Directory advertising revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Revenue from directory advertising sales is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when the directory is published and recognized ratably over the directory’s life, which is typically 12 months. Other products and services are recognized as delivered or fulfilled.
Total net revenue for the three months ended March 31, 2006 was $261.4 million compared to $207.3 million for the same period in the prior year. The increase in total net revenue is primarily a result of purchase accounting resulting from the AT&T Directory Acquisition. Due to purchase accounting, directory revenue for the three months ended March 31, 2005 excluded the amortization of publication sales for AT&T-branded directories published before October 2004 under the deferral and amortization method totaling $51.9 million that would have been reported in the period absent purchase accounting.
Other revenue includes late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other print and internet products.

Expenses
The components of our total expenses for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
(amounts in millions)	2006	2005	$ Change

Operating expenses	$107.6	$102.4	$5.2
G&A expenses	22.3	13.0	9.3
D&A expenses	21.4	21.7	(0.3)

Total	$151.3	$137.1	$14.2

Substantially all expenses are derived from our directory publishing business. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs include sales commissions and print, paper and initial distribution costs. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives, which act as our channel to national advertisers. All other expenses are recognized as incurred. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of directory distribution.
Operating Expenses
Total operating expenses for the three months ended March 31, 2006 were $107.6 million compared to $102.4 million for the same period in the prior year. The primary components of the $5.2 million increase in operating expenses are shown below:

(amounts in millions)	Change
Expenses excluded from the first quarter of 2005 due to purchase accounting from the AT&T Directory Acquisition	$8.0
Increased bad debt expense, commissions and sales costs	5.6
Stock-based compensation expense resulting from the adoption of SFAS 123 (R)	5.3
Difference between amortization of cost uplift in 2006 compared to 2005 from the AT&T Directory Acquisition	(15.1)
All other	1.4

Total 2006 increase in operating expenses, compared to 2005	$5.2

Operating expenses for the three months ended March 31, 2006 increased $5.2 million compared to the same period in 2005 primarily as a result of the AT&T Directory Acquisition and non-cash stock-based compensation expense resulting from the adoption of SFAS No. 123 (R). Due to purchase accounting, operating expenses for the three months ended March 31, 2005 excluded the amortization of publication sales for AT&T-branded directories published before October 2004 under the deferral and amortization method totaling $8.0 million that would have been reported in the period absent purchase accounting. Bad debt expenses, commissions, and sales costs were $5.6 million higher in the first quarter of 2006, compared to the same period in 2005, due to higher sales volume and overall increase in costs.

As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the AT&T Directory Acquisition at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs was determined to be $81.3 million for the AT&T Directory Acquisition. These costs are amortized as operating expenses over the terms of the applicable directories and such amortization totaled $1.9 million and $17.0 million for the three months ended March 31, 2006 and 2005, respectively, resulting in a decrease of $15.1 million in 2006.
Operating expenses for the three months ended March 31, 2006 were also impacted by $5.3 million of non-cash stock-based compensation expense resulting from SFAS 123 (R), which the Company adopted effective January 1, 2006, with no comparable expense in the prior year. This includes $3.1 million of non-cash stock-based compensation expense resulting from modifications to stock-based awards of RHD Inc. employees relating to change in control provisions in those awards as a result of the Dex Media Merger.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the three months ended March 31, 2006 and 2005 were $22.3 million and $13.0 million, respectively. The increase of $9.3 million in G&A expenses from the prior period is primarily due to $9.5 million of non-cash stock-based compensation expense resulting from SFAS 123 (R), which the Company adopted effective January 1, 2006, with no comparable expense in the prior year. This includes $5.4 million of non-cash stock-based compensation expense resulting from modifications to stock-based awards of RHD Inc. employees relating to change in control provisions in those awards as a result of the Dex Media Merger.
Depreciation and Amortization
Depreciation and amortization (“D&A”) expenses for the three months ended March 31, 2006 and 2005 were $21.4 million and $21.7 million, respectively. Amortization of intangible assets was $18.2 million and $18.1 million for the three months ended March 31, 2006 and 2005, respectively. Depreciation of fixed assets and amortization of computer software was $3.2 million and $3.6 million for the three months ended March 31, 2006 and 2005, respectively.
Operating Income
Operating income for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31,
(amounts in millions)	2006	2005	$ Change

Total	$110.1	$70.2	$39.9

Operating income for the three months ended March 31, 2006 of $110.1 million increased by $39.9 million from operating income of $70.2 million in the same period in the prior year. The increase in operating income during the first quarter of 2006 was primarily a result of the AT&T Directory Acquisition and the related purchase accounting impact on our revenues and expenses, as described above. While net revenue increased in 2006 by $54.1 million over net revenue in the same period in 2005, primarily resulting from purchase accounting associated with the AT&T Directory Acquisition, offsetting that increase in net revenue was an increase in operating expense of $5.2 million and G&A expense of $9.3 million primarily due to purchase accounting associated with the AT&T Directory Acquisition and the adoption of SFAS No. 123(R) during the first quarter of 2006.

Interest Expense, Net
Net interest expense for the three months ended March 31, 2006 was $49.9 million compared to $52.9 million in the same period in 2005. The decrease in net interest expense of $3.0 million is a result of lower average outstanding debt balances offset by higher interest rates, compared to the prior year. Net interest expense in 2006 includes $3.4 million of non-cash amortization of deferred financing costs, compared to $3.8 million of non-cash amortization of deferred financing costs for the same period in the prior year.
Income Taxes
The effective tax rate on income before income taxes of 38.0% for the three months ended March 31, 2006 compares to 39.0% on income before income taxes for the same period in the prior year. The year-to-date effective rate as of March 31, 2006 reflects a decrease in the state and local tax rate as a result of the integration of the Dex Media Merger combined with favorable treatment of certain purchase accounting adjustments on a consolidated RHD basis.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that, including without limitation, ensuring information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal proceedings arising in the ordinary course of our business. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions of improper listings contained in directories published by us. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessments and estimates of these liabilities accordingly.
The Company is exposed to potential defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using advertiser and telephone subscriber data. If such data were determined to be inaccurate or if data stored by us were improperly accessed and disseminated by us or by unauthorized persons, the subjects of our data and users of that data we collect and publish could submit claims against the Company. Although to date we have not experienced any material claims relating to defamation or breach of privacy, we may be party to such proceedings in the future that could have a material adverse effect on our business.
Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our financial statements with respect to any of such matters.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 3. Defaults Upon Senior Securities
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 5. Other Information
None.

Item 6. Exhibits
     (a) Exhibits:

Exhibit No.	Document

2.1#	Stock Purchase Agreement, dated as of September 21, 2002, by and among RHD, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 333-59287)

2.2	Supplemental Agreement to Stock Purchase Agreement, dated as of December 31, 2002, by and among RHD, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 333-59287)

2.3#	Purchase Agreement, dated as of July 28, 2004, by and among RHD, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2004, Commission File No. 333-59287)

2.4	Amendment No. 1 to the Purchase Agreement, dated as of September 1, 2004, by and among RHD, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.1	Indenture, dated as of December 3, 2002, between the Company (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.2	Form of 8.875% Senior Notes due 2010 (included in Exhibit 4.1)

4.3	Supplemental Indenture, dated as of January 3, 2003, among the Company., as Issuer, RHD and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.4	Second Supplemental Indenture, dated as of September 1, 2004, by and among the Company , the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

Exhibit No.	Document

4.5	Third Supplemental Indenture, dated as of December 6, 2005, by and among the Company, as Issuer, RHD and the subsidiary guarantors named therein, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2005, Commission File No. 333-59287)

4.6	Guarantees relating to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.7	Senior Guarantees relating to Second Supplemental Indenture to the Indenture governing the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

4.8	Indenture, dated as of December 3, 2002, between the Company (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of the Company (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.9	Form of 10.875% Senior Subordinated Notes due 2012 (included in Exhibit 4.8)

4.10	Supplemental Indenture, dated as of January 3, 2003, among the Company, as Issuer, RHD and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.11	Second Supplemental Indenture, dated as of January 9, 2004, among the Company, as Issuer, RHD and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 333-59287)

4.12	Third Supplemental Indenture, dated as of September 1, 2004, by and among the Company, and the guarantors party thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

4.13	Guarantees relating to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.14	Senior Subordinated Guarantees relating to the Third Supplemental Indenture to the Indenture governing the 10.875% Notes due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

10.1#	DonTech II Partnership Agreement, effective August 19, 1997, by and between the Company (f/k/a The Reuben H. Donnelley Corporation) and R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

Exhibit No.	Document

10.2	Amendment No. 1 to DonTech II Partnership Agreement, dated as of January 28, 2000, between the Company and R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 333-59287)

10.3#	Revenue Participation Agreement, dated as of August 19, 1997, by and between R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to APIL Partners Partnership, and R.H. Donnelley APIL, Inc., as assignee of the Company (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.4#	Master Agreement, executed August 19, 1997, by and among the Company (f/k/a The Reuben H. Donnelley Corporation), RHD (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287) This agreement is no longer in effect.

10.5#	Exclusive Sales Agency Agreement, effective August 19, 1997, between R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to APIL Partners Partnership, and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.6	Agreement for Publishing Services, dated as of January 1, 2002, between Ameritech Publishing Inc. and the Company (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2002, Commission File No. 001-07155) This agreement is no longer in effect

10.7#	Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 333-59287)

10.8#	Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 333-59287)

Exhibit No.	Document

10.9#	Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 333-59287)

10.10	Non-Competition Agreement, dated as of January 3, 2003, by and among RHD, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 333-59287)

10.11	Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 333-59287)

10.12#	Directory Services License Agreement, dated as of September 1, 2004, among RHD, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

10.13	Non-Competition Agreement, dated as of September 1, 2004, between RHD and SBC Communications, Inc.(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

10.14	SMARTpages Reseller Agreement, dated as of September 1, 2004, among SBC Communications, Inc., Southwestern Bell Yellow Pages, Inc., SBC Knowledge Ventures, L.P., RHD, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership) and DonTech II Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

10.15	Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

10.16#	Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among, the Company, as borrower, RHD, the lenders from time to time parties thereto, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank and Bear Stearns Corporate Lending Inc., as co-syndication agents, Citicorp North America, Inc. and Goldman Sachs Credit Partners L.P., as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No.333-59287)

Exhibit No.	Document

10.17	First Amendment, dated as of December 6, 2004, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among the Company, RHD, the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and J.P. Morgan Securities Inc. as sole bookrunner and sole lead arranger and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 333-59287)

10.18	Second Amendment, dated as of January 7, 2005, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among the Company, RHD, the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 333-59287)

10.19#	Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, RHD, the several banks and other financial institutions or entities from time to time parties thereto as lenders, J.P. Morgan Securities Inc. and Deutsche Bank Trust Company Americas, as co-lead arrangers and joint-bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, Bear Stearns Corporate Lending Inc., Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., UBS Securities LLC and Wachovia Bank, National Association, as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 333-59287)

10.20	First Amendment, dated as of April 24, 2006, to the Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, RHD, the several banks and other financial institutions or entities from time to time parties thereto as lenders, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1, RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)

10.21	Amended and Restated Guaranty and Collateral Agreement, dated as of September 1, 2004, by and among the Company, RHD., R.H. Donnelley APIL, Inc., R.H. Donnelley Publishing & Advertising, Inc., Get Digital Smart.com Inc., R.H. Donnelley Publishing & Advertising of Illinois Partnership, DonTech II Partnership, DonTech Holdings, LLC, and R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

10.22	Second Amended and Restated Guaranty and Collateral Agreement, dated as of December 13, 2005, by and among the Company, RHD, and the subsidiaries of the Company party thereto, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 333-59287)

10.23	Reaffirmation, dated as of December 6, 2004, by RHD, the Company and its subsidiaries in favor of Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 333-59287)

10.24	Reaffirmation, dated as of April 24, 2006, among RHD, the Company and its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)

Exhibit No.	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 by Peter J. McDonald, President and Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 under Section 906 of the Sarbanes-Oxley Act by Peter J. McDonald, President and Chief Executive Officer of the Company, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for the Company

*	Filed herewith

^	Management contract or compensatory plan

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY INC.

Date: May 12, 2006	By:	/s/ Steven M. Blondy

Steven M. Blondy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Document
31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 by Peter J. McDonald, President and Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 under Section 906 of the Sarbanes-Oxley Act by Peter J. McDonald, President and Chief Executive Officer of the Company, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for the Company

*	Filed herewith