Form 10-Q
period 2006-06-30
DONNELLEY R H INC
filed 2006-08-11
CIK 1065310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
(919) 297-1600
(Registrant’s telephone number, including area code)
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at August 9, 2006

Common Stock, no par value	100
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
R.H. Donnelley Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(in thousands)	2006	2005

Assets
Current Assets
Cash and cash equivalents	$4,667	$6,963
Accounts receivable
Billed	99,246	116,576
Unbilled	370,102	362,343
Allowance for doubtful accounts and sales claims	(24,108)	(27,328)

Net accounts receivable	445,240	451,591
Deferred directory costs	73,282	67,686
Other current assets	43,890	47,414

Total current assets	567,079	573,654

Fixed assets and computer software, net	62,787	55,687
Amount due from Parent, net	340,696	331,841
Other non-current assets	75,010	79,354
Intangible assets, net	2,796,710	2,833,200
Goodwill	319,014	319,014

Total Assets	$4,161,296	$4,192,750

Liabilities and Shareholder’s Equity

Current Liabilities
Accounts payable and accrued liabilities	$47,631	$69,605
Accrued interest	11,877	11,196
Deferred directory revenue	458,961	457,721
Short-term deferred income taxes, net	98,915	91,183
Current portion of long-term debt	94,279	100,234

Total current liabilities	711,663	729,939

Long-term debt	2,531,910	2,678,615
Deferred income taxes, net	113,686	66,921
Other non-current liabilities	50,398	54,305

Total liabilities	3,407,657	3,529,780

Commitments and contingencies	—	—

Shareholder’s Equity
Common stock, no par value, authorized, issued and outstanding — 100 shares	308,942	308,942
Retained earnings	434,009	350,216
Accumulated other comprehensive income	10,688	3,812

Total shareholder’s equity	753,639	662,970

Total Liabilities and Shareholder’s Equity	$4,161,296	$4,192,750

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Net revenue	$258,471	$232,968	$519,840	$440,307

Expenses
Operating expenses	99,461	106,394	207,098	208,800
General and administrative expenses	15,486	14,897	37,784	27,982
Depreciation and amortization	21,172	20,612	42,554	42,263

Total expenses	136,119	141,903	287,436	279,045

Operating income	122,352	91,065	232,404	161,262

Interest expense, net	(47,430)	(52,844)	(97,363)	(105,786)

Income before income taxes	74,922	38,221	135,041	55,476

Provision for income taxes	28,441	14,836	51,248	21,507

Net income	$46,481	$23,385	$83,793	$33,969

Comprehensive Income
Net income	$46,481	$23,385	$83,793	$33,969
Unrealized gain (loss) on interest rate swaps, net of tax	2,201	(8,335)	6,876	3,884

Comprehensive income	$48,682	$15,050	$90,669	$37,853

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
(in thousands)	2006	2005

Cash Flows from Operating Activities
Net income	$83,793	$33,969
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	42,554	42,263
Deferred income taxes	51,248	37,281
Provision for bad debts	19,165	11,505
Stock-based compensation expense	18,510	2,694
Other non-cash items	13,285	7,773
Changes in assets and liabilities:
Increase in accounts receivable	(12,814)	(4,659)
(Increase) decrease in other assets	(2,834)	27,491
Decrease in accounts payable and accrued liabilities	(12,656)	(28,494)
Increase in deferred directory revenue	1,240	71,431
Decrease in other non-current liabilities	(8,386)	(15,944)
Amounts due from Parent, net	(25,942)	28,653

Net cash provided by operating activities	167,163	213,963

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(14,494)	(12,035)

Net cash used in investing activities	(14,494)	(12,035)

Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	(1,397)	—
Revolver borrowings	98,200	140,100
Revolver repayments	(77,400)	(161,300)
Credit facility repayments	(173,459)	(183,282)
Decrease in checks not yet presented for payment	(909)	(2,383)

Net cash used in financing activities	(154,965)	(206,865)

Decrease in cash and cash equivalents	(2,296)	(4,937)
Cash and cash equivalents, beginning of year	6,963	10,755

Cash and cash equivalents, end of period	$4,667	$5,818

Supplemental Information:
Cash paid:
Interest	$92,441	$97,346

Income taxes, net	$231	$508

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data)
1. Business and Basis of Presentation
R.H. Donnelley Inc. is a direct wholly owned subsidiary of R.H. Donnelley Corporation (“RHD”). The interim consolidated financial statements of R.H. Donnelley Inc. and its direct and indirect wholly owned subsidiaries (the “Company,” “RHDI,” “RHD Inc.,” “we,” “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”). The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
Certain prior period amounts included on the Consolidated Balance Sheet have been reclassified to conform to the current period’s presentation.
RHD Inc. publishes Embarq (formerly known as Sprint) branded yellow pages directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million directories serving approximately 160,000 local and national advertisers. RHD Inc. also publishes AT&T (formerly known as SBC) branded yellow pages directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million directories serving approximately 100,000 local and national advertisers. RHD Inc. also offers online city guides and search web sites in all of its Embarq markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com.
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
On September 1, 2004, we completed the acquisition of the directory publishing business (“AT&T Directory Business”) of AT&T, Inc. (“AT&T”) (formerly known as SBC Communications, Inc., “SBC”) in Illinois and Northwest Indiana, including AT&T’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and AT&T (collectively, the “AT&T Directory Acquisition”) for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. As a result of the AT&T Directory Acquisition, we became the publisher of AT&T-branded yellow pages directories in Illinois and Northwest Indiana. The results of the AT&T Directory Business are included in our consolidated results from and after September 1, 2004. The AT&T Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, an indirect wholly owned subsidiary of the Company. See Note 3, “Acquisitions” for a further description of the acquisition.

On January 3, 2003, we completed the acquisition of the directory business (the “Embarq Directory Business,” formerly known as the SPA Directory Business) of Sprint Nextel Corporation (“Sprint”) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (collectively, the “Embarq Acquisition”) for $2.23 billion in cash and, as a result, are the publisher of Embarq (formerly Sprint) branded yellow pages directories in 18 states. In May 2006, Sprint spun-off its local telephone business as Embarq Corporation (“Embarq”) and in connection with the spin-off, we entered into new agreements with Embarq that replaced the related agreements with Sprint, except that Sprint remains bound by certain non-competition obligations. The results of the Embarq Directory Business are included in our consolidated results from and after January 3, 2003. The Embarq Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., an indirect wholly owned subsidiary of the Company.
The AT&T Directory Acquisition and the Embarq Acquisition transformed RHD Inc. into a leading publisher of yellow pages directories.
2. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of RHD Inc. and its direct and indirect wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published, net of estimated sales claims, and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). The Company recognizes revenue for internet-based advertising bundled with print advertising using the deferral and amortization method. Revenues from other products and services are recognized as delivered or fulfilled. Revenue and deferred revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of claims we may incur for a directory in the future.
In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”
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
Accounts Receivable. Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent contractually owed amounts for published directories that have yet to be billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of bad debts and sales claims we may incur.

Fixed Assets and Computer Software. Fixed assets and computer software are recorded at cost. Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are thirty years for buildings, five years for machinery and equipment, ten years for furniture and fixtures and three to five years for computer equipment and computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.
Interest Expense and Deferred Financing Costs. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $3.1 million and $3.8 million for the three months ended June 30, 2006 and 2005, respectively, and $6.5 million and $7.6 million for the six months ended June 30, 2006 and 2005, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense.
Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $2.7 million and $4.6 million for the three months ended June 30, 2006 and 2005, respectively, and $7.6 million and $8.9 million for the six months ended June 30, 2006 and 2005, respectively.
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
The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMR’s with which we contract. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.
At June 30, 2006, we had interest rate swap agreements with major financial institutions with a notional value of $1.7 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Derivative Financial Instruments. We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. These agreements effectively convert $1.7 billion of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 3.97%. The swaps mature at varying dates from July 2006 through September 2009. The weighted average rate received was 4.99% and 4.78% during the three and six months ended June 30, 2006. These periodic payments and receipts are recorded as interest expense.

The interest rate swaps have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $1.7 billion of bank debt. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in accumulated other comprehensive income, a component of shareholder’s equity. Any ineffectiveness is recorded through interest expense. As of June 30, 2006, our interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $1.7 billion of bank debt. During May 2006, the Company entered into $200 million of interest rate swaps, which were not designated as hedging instruments. The Company recorded changes in fair value of these interest rate swaps as a reduction to interest expense of $1.3 million.
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
Stock-Based Awards. RHD maintains a shareholder approved stock incentive plan, the 2005 Stock Award and Incentive Plan (“2005 Plan”), whereby certain RHD employees are eligible to receive stock options, SARs, limited stock appreciation rights in tandem with stock options and restricted stock. Prior to adoption of the 2005 Plan, RHD maintained a shareholder approved stock incentive plan, the 2001 Stock Award and Incentive Plan (“2001 Plan”). Under the 2005 Plan and 2001 Plan, 5 million and 4 million shares, respectively, were originally authorized for grant. Stock awards are typically granted at the market value of RHD’s common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to five years from the date of grant, and may be exercised up to a maximum of ten years from the time of grant. RHD’s Board of Directors determines termination, vesting and other relevant provisions at the date of the grant. RHD has implemented a policy of issuing treasury shares held by RHD to satisfy stock issuances associated with stock-based award exercises.
On January 1, 2006, RHD and the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), using the Modified Prospective Method. Under this method, we are required to record compensation expense in the statement of operations for all RHD employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. RHD estimates forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates.
Prior to adopting SFAS No. 123 (R), RHD and the Company accounted for stock-based awards granted to RHD employees in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Compensation expense related to the issuance of stock options to RHD employees was only recognized if the exercise price of the stock option was less than the market value of the underlying RHD common stock on the date of grant. Compensation expense related to SARs was determined at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeded the grant price and was recognized over the vesting term. In accordance with the Modified Prospective Method, financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.
RHD allocates compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. Information presented below related to compensation expense represents what has been allocated to the Company for the three and six months ended June 30, 2006. All other information presented below relates to RHD’s stock award and incentive plans in total.
The following table depicts the effect of adopting SFAS No. 123 (R) on net income for the three and six months ended June 30, 2006. The Company’s reported net income for the three and six months ended June 30, 2006, which reflects compensation expense related to RHD employee stock-based awards recorded in accordance with SFAS No. 123 (R), is compared to net income for the same period that would have been reported had such compensation expense been determined under APB 25.

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As Reported	Per APB 25	As Reported	Per APB 25

Total stock-based compensation expense	$3,707	$(926)	$18,510	$1,636
Net income	$46,481	$49,353	$83,793	$94,255
Prior to the adoption of SFAS No. 123 (R), the Company presented all tax benefits of deductions resulting from the exercise of stock-based awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123 (R) requires that these cash flows now be classified as financing cash flows. During the three and six months ended June 30, 2006, the Company was not able to utilize the tax benefit resulting from stock-based award exercises due to net operating loss carryforwards. As such, neither operating nor financing cash flows were affected by stock-based award exercises for the three and six months ended June 30, 2006.
Total capitalized stock-based compensation was immaterial for the three months ended June 30, 2006 and was $0.9 million for the six months ended June 30, 2006.
Under SFAS No. 123 (R), the fair value for RHD’s stock options and SARs is calculated using the Black-Scholes model at the time these stock-based awards are granted. The amount, net of estimated forfeitures, is then amortized over the vesting period of the stock-based award. The weighted average fair value per share of stock options and SARs granted during the three and six months ended June 30, 2006 was $16.83 and $19.90, respectively. The following assumptions were used in valuing these stock-based awards for the periods ended June 30, 2006:

June 30, 2006

Dividend yield	0%
Expected volatility	24.50%
Risk-free interest rate	4.62%
Expected life	5 years
Forfeiture rate	5%
RHD estimates expected volatility based on the historical volatility of the price of its common stock over the expected life of the stock-based awards. The expected life represents the period of time that stock-based awards granted are expected to be outstanding, which is based on historical experience. RHD uses historical data to estimate stock-based award exercises and employee terminations. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted.
RHD grants restricted stock to certain of its employees, including executive officers, in accordance with the 2005 Plan. Under SFAS No. 123 (R), compensation expense related to these awards is measured at fair value on the date of grant based on the number of awards granted and the quoted market price of RHD’s common stock at such time.
For the three and six months ended June 30, 2006, RHD granted 0.1 million and 0.7 million stock options and SARs, respectively. The following table presents a summary of RHD’s stock options and SARs activity and related information for the six months ended June 30, 2006:

		Weighted
		Average	Aggregate
		Exercise/Grant	Intrinsic
	Shares	Price Per Share	Value

Awards outstanding, January 1, 2006	5,798,045	$40.67	$92,932
Granted	711,590	63.33	16
Dex stock-based awards converted	1,725,361	12.73	71,483
Exercised	(1,371,276)	14.98	(53,663)
Forfeitures	(169,497)	52.76	(1,186)

Awards outstanding, June 30, 2006	6,694,223	$40.82	$109,582

Available for future grants at June 30, 2006	3,976,430

The total intrinsic value of stock-based awards vested as of June 30, 2006 and 2005 was $14.4 million and $25.8 million, respectively. The total fair value of stock-based awards vested during the six months ended June 30, 2006 was $19.4 million.
The following table summarizes information about RHD’s stock-based awards outstanding and exercisable at June 30, 2006:

	Stock Awards Outstanding			Stock Awards Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise/Grant		Contractual	Exercise/Grant
Exercise/Grant		Life	Price Per		Life	Price Per
Prices	Shares	(In Years)	Share	Shares	(In Years)	Share

$10.77 — $14.75	553,476	6.11	$10.98	414,998	6.11	$11.04
$15.22 — $19.41	370,122	2.59	15.73	370,122	2.59	15.73
$24.75 — $29.59	1,756,276	3.99	25.96	1,427,151	3.99	26.05
$30.11 — $39.21	175,233	3.66	30.95	139,341	3.66	30.86
$41.10 — $43.85	1,433,046	4.91	41.40	701,877	4.91	41.32
$46.06 — $55.25	83,854	6.54	51.42	27,897	6.54	48.34
$56.55 — $65.00	2,322,216	6.23	63.14	474,630	6.23	59.25

	6,694,223	5.08	$40.82	3,556,016	5.08	$31.03

The aggregate intrinsic value of RHD’s exercisable stock-based awards as of June 30, 2006 was $84.4 million.
The following table summarizes the status of RHD’s non-vested stock awards as of June 30, 2006, and changes during the six months ended June 30, 2006:

	Non-vested	Weighted Average		Weighted Average
	Stock	Grant Date	Non-vested	Grant Date
	Options and	Exercise Price Per	Restricted	Exercise Price Per
	SARs	Award	Stock	Award

Non-vested at January 1, 2006	3,669,229	$49.39	—	$—
Granted	711,590	63.33	114,468	62.34
Non-vested Dex Options Converted	224,597	12.73	—	—
Vested	(1,297,712)	44.15	—	—
Forfeitures	(169,497)	52.76	(5,110)	64.26

Non-vested at June 30, 2006	3,138,207	$51.91	109,358	$62.25

As of June 30, 2006, there was approximately $56.9 million of total unrecognized compensation cost related to RHD’s non-vested stock-based awards. The cost is expected to be recognized over a weighted average period of approximately two years. After applying RHD’s estimated forfeiture rate, we expect 3.0 million non-vested stock-based awards to vest over a weighted average period of approximately two years. The intrinsic value at June 30, 2006 of RHD’s non-vested stock-based awards expected to vest is $21.1 million and the corresponding weighted average grant date exercise price is $51.91 per share.
On February 21, 2006, RHD granted 0.1 million shares of restricted stock to certain employees, including executive officers. These restricted shares, which are settled in RHD common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of RHD’s common stock on the date of grant, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these restricted shares of $0.2 million and $0.9 million for the three and six months ended June 30, 2006, respectively.

On February 21, 2006, RHD granted 0.6 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. On February 24, 2005, RHD granted 0.5 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $59.00 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. On July 28, 2004, RHD granted 0.9 million SARs to certain employees, including executive officers, in connection with the AT&T Directory Acquisition. These SARs, which are settled in RHD common stock, were granted at a grant price of $41.58 per share, which was equal to the market value of RHD’s common stock on the grant date, and initially were scheduled to vest entirely only after five years. The maximum appreciation of the July 28, 2004 SAR grants is 100% of the initial grant price. We recognized non-cash compensation expense related to these and other smaller SAR grants of $1.2 million and $1.6 million for the three months ended June 30, 2006 and 2005, respectively, and $8.0 million and $2.2 million for the six months ended June 30, 2006 and 2005, respectively.
In connection with the Embarq Acquisition, RHD granted 1.5 million options (“Founders Grant”) to certain employees, including executive officers, during 2002. These options were granted in October 2002 at an exercise price equal to the market value of RHD’s common stock on the date of grant. However, the award of these options was contingent upon the successful closing of the Embarq Acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the market value of RHD’s common stock exceeded the exercise price. Accordingly, these options were accounted for as compensatory options under APB 25 and resulted in a charge of $0.2 million and $0.5 million for the three and six months ended June 30, 2005, respectively.
In connection with the Dex Media Merger, RHD granted on October 3, 2005, 1.1 million SARs to certain employees, including executive officers. These SARs were granted at an exercise price of $65.00 and vest ratably over three years. The award of these SARs was contingent upon the successful completion of the Dex Media Merger. We recognized non-cash compensation expense related to these SARs of $0.7 million and $4.4 million for the three and six months ended June 30, 2006, respectively.
The Dex Media Merger triggered a change in control under RHD’s stock incentive plans. Accordingly, all awards granted to employees through January 31, 2006, with the exception of stock-based awards held by executive officers and members of the Board of Directors (who waived the change of control provisions of such awards), became fully vested. In addition, the vesting conditions related to the July 28, 2004 SARs grant, noted above, were modified as a result of the Dex Media Merger, and the SARs now vest ratably over three years from the date of grant. For the three and six months ended June 30, 2006, $0.9 million and $9.4 million, respectively, of non-cash compensation expense, which is included in the total non-cash compensation expense amounts noted above, was recognized as a result of these modifications. Non-cash stock-based compensation expense relating to existing stock options held by executive officers as of January 1, 2006, which were not modified as a result of the Dex Media Merger, as well as non-cash stock-based compensation expense from smaller grants issued subsequent to the Dex Media Merger not mentioned above, totaled $1.6 million and $5.2 million for the three and six months ended June 30, 2006, respectively.
Upon adoption of SFAS No. 123 (R), pro forma disclosure permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) is no longer a permitted alternative. As RHD and the Company adopted SFAS No. 123 (R), as of January 1, 2006, using the Modified Prospective Method, the Company has provided the following pro forma disclosures of the effect on net income for the three and six months ended June 30, 2005 as if the Company had accounted for its employee stock awards granted under the fair value method of SFAS 123 for the 2005 periods.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$23,385	$33,969

Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,098	1,643

Less: Stock-based compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of related tax effects	(2,030)	(3,706)

Pro forma net income	$22,453	$31,906

The weighted average fair value of RHD stock-based awards granted during the three and six months ended June 30, 2005 was $18.72 and $19.78 per share, respectively. The pro forma information noted above was determined based on the fair value of stock-based awards calculated using the Black-Scholes option-pricing model with the following assumptions:

June 30, 2005

Dividend yield	0%
Expected volatility	30%
Risk-free interest rate	3.9%
Expected holding period	5 years
Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans, stock-based compensation expense and restructuring reserves, among others.
New Accounting Pronouncements.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, we will adopt FIN No. 48 on January 1, 2007. We are currently assessing the impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.
The Company has reviewed other new accounting standards not identified above and does not believe any other new standards will have a material impact on the Company’s financial position or operating results.
3. Acquisitions
On September 1, 2004, we completed the AT&T Directory Acquisition for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to RHD Inc. related to DonTech. As a result of the acquisition, we are the publisher of AT&T-branded yellow pages directories in Illinois and Northwest Indiana. The results of the AT&T Directory Business are included in our consolidated results from and after September 1, 2004.

On January 3, 2003, we completed the Embarq Acquisition for $2.23 billion in cash and, as a result, are the publisher of Embarq-branded yellow pages directories in 18 states. In May 2006, Sprint spun-off its local telephone business as Embarq and in connection with the spin-off, we entered into new agreements with Embarq that replaced the related agreements with Sprint, except that Sprint remained bound by certain non-competition obligations. The results of the Embarq Directory Business are included in our consolidated results from and after January 3, 2003. See Note 4, “Intangible Assets and Goodwill,” for additional information regarding the new Embarq agreements.
The primary purpose of each acquisition was to transform RHD and the Company into a leading publisher of yellow pages directories. The acquisitions were accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations. Each purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates with the remaining consideration recorded as goodwill. Certain intangible assets were identified and recorded at their estimated fair value. Identifiable intangible assets acquired include directory services agreements between the Company and Embarq and the Company and AT&T, a non-competition agreement between the Company and Sprint, customer relationships and acquired trademarks and trade names. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 4, “Intangible Assets and Goodwill” for a further description of our intangible assets and goodwill.
Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with the AT&T Directory Business of $204.1 million at September 1, 2004 or the deferred revenue balance of the Embarq Business of $315.9 million at January 3, 2003. These amounts represented revenue that would have been recognized subsequent to each acquisition under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to each acquisition as well as directories that were published in the month each acquisition was completed. Although the deferred revenue balances were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the acquisitions. As a result, the billed and unbilled accounts receivable balances acquired in both acquisitions became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to each acquisition as well as directories that published in the month each acquisition was completed, totaling $175.8 million for AT&T-branded directories and $63.3 million for Embarq-branded directories. These costs represented deferred operating expenses that would have been recognized subsequent to the acquisitions under the deferral and amortization method in the absence of purchase accounting.
4. Intangible Assets and Goodwill
As a result of the AT&T Directory Acquisition and the Embarq Acquisition, certain intangible assets were identified and recorded at their estimated fair values. Amortization expense was $18.2 million and $18.1 million for the three months ended June 30, 2006 and 2005, respectively, and $36.5 million and $36.2 million for the six months ended June 30, 2006 and 2005, respectively. The acquired intangible assets and their respective book values at June 30, 2006 are shown in the table below.

	Directory
	Services	Local Customer	National CMR
	Agreements	Relationships	Relationships	Trade names	Total

Initial fair value:
AT&T	$952,500	$90,000	$55,000	$—	$1,097,500
Embarq	1,625,000	200,000	60,000	30,000	1,915,000

Total	2,577,500	290,000	115,000	30,000	3,012,500
Accumulated amortization	(149,500)	(47,126)	(12,164)	(7,000)	(215,790)

Net intangible assets	$2,428,000	$242,874	$102,836	$23,000	$2,796,710

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
Directory services agreements between Embarq and the Company, which were executed in May 2006 in conjunction with Sprint’s spin-off of its local telephone business, include a directory services license agreement, a trademark license agreement and a non-competition agreement with certain affiliates of Embarq, as well as a non-competition agreement with Sprint entered into in January 2003 (collectively “Embarq Directory Services Agreements”). The Embarq Directory Services Agreements replaced the previously existing analogous agreements with Sprint, except that Sprint remained bound by their non-competition agreement. The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute yellow and white pages directories for Embarq (and its successors) in 18 states where Embarq provided local telephone service at the time of the agreement. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain specified Embarq trademarks in those markets, and the non-competition agreements prohibit Embarq and Sprint (and their respective affiliates and successors) in those markets from selling local directory advertising, with certain limited exceptions, or producing, publishing and distributing print directories. The Embarq Directory Services Agreements have initial terms of 50 years, commencing in January 2003, subject to automatic renewal and early termination under specified circumstances. The fair value of the Embarq Directory Services Agreements of $1.6 billion was determined based on the present value of estimated future cash flows at the time of the Embarq Acquisition in January 2003, and is being amortized under the straight-line method over 50 years.
The fair values of local and national customer relationships obtained as a result of the AT&T Directory Acquisition and Embarq Acquisition were determined based on the present value of estimated future cash flows. These intangible assets are being amortized under the “income forecast” method, which assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is approximately 20 years.
The fair value of acquired tradenames obtained as a result of the Embarq Acquisition was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. These assets are being amortized under the straight-line method over 15 years.

The excess purchase price for the AT&T Directory Acquisition and the Embarq Acquisition over the net tangible and identifiable intangible assets acquired of $222.0 million, which includes the adjustment below, and $97.0 million, respectively, was recorded as goodwill. During the first quarter of 2005, we recorded an adjustment increasing goodwill from the AT&T Directory Acquisition by approximately $9.0 million relating to a restructuring plan associated with the AT&T Directory Acquisition. See Note 6, “Restructuring Charges” for additional information.
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during this period.
5. Long-Term Debt
Long-term debt at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005

RHD Inc.
Credit Facility	$2,018,255	$2,170,915
8.875% Senior Notes due 2010	7,934	7,934
10.875% Senior Subordinated Notes due 2012	600,000	600,000

Total	2,626,189	2,778,849
Less current portion	94,279	100,234

Long-term debt	$2,531,910	$2,678,615

Credit Facility
As of June 30, 2006, our senior secured credit facility, as amended and restated (“Credit Facility”), consists of a $323.4 million Term Loan A-4, a $350 million Term Loan D-1, a $1,422.0 million Term Loan D-2 and a $175.0 million Revolving Credit Facility (the “Revolver”) for an aggregate Credit Facility of $2,270.4 million. All Term Loans require quarterly principal and interest payments. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As of June 30, 2006, the outstanding balances of Term Loans A-4, D-1, and D-2, were $230.3 million, $347.7 million and $1,414.4 million, respectively, and $25.8 million was outstanding under the Revolver (with an additional $0.5 million utilized under a standby letter of credit). The Revolver and Term Loan A-4 mature in December 2009 and Term Loans D-1 and D-2 mature in June 2011. The weighted average interest rate of outstanding debt under the Credit Facility was 6.86% and 6.21% at June 30, 2006 and December 31, 2005, respectively.
On April 24, 2006, our Credit Facility was amended (the “Amendment”) for the purpose of reducing the applicable interest rate margins on (i) the revolving portion of the Credit Facility and (ii) the outstanding term loans, other than the Tranche D-1 term loans, by refinancing the outstanding Tranche A-2 term loans, Tranche A-3 term loans and Tranche D term loans with new Tranche A-4 term loans and Tranche D-2 term loans.
As amended, as of June 30, 2006, RHDI’s Credit Facility bears interest, at our option, at either:
•	The higher of (i) a base rate as determined by the Administrative Agent, Deutsche Bank Trust Company Americas, plus a 0.25% margin on the Revolver and Term Loan A-4 and a 0.50% margin on Term Loan D-1 and Term Loan D-2; and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, plus a 0.25% margin on the Revolver and Term Loan A-4 and a 0.50% margin on Term Loan D-1 and Term Loan D-2; or

•	The LIBOR rate plus a 1.25% margin on the Revolver and Term Loan A-4 and a 1.50% margin on Term Loan D-1 and Term Loan D-2. We may elect interest periods of 1, 2, 3 or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.

The Credit Facility and the indentures governing the notes (described below) contain usual and customary negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of our and our subsidiaries and RHD’s assets, including the capital stock of our subsidiaries, excluding those assets and capital stock pertaining to Dex Media and its subsidiaries, are pledged to secure the obligations under the Credit Facility.
Notes
In connection with the Embarq Acquisition, we issued $325 million 8.875% Senior Notes due 2010 (“Senior Notes”) and $600 million 10.875% Senior Subordinated Notes due 2012 (“Subordinated Notes”). These notes are unsecured obligations of RHDI and interest is paid on these notes semi-annually on June 15th and December 15th. On December 20, 2005, we repurchased through a tender offer and exit consent solicitation $317.1 million of the Senior Notes. Proceeds from our Credit Facility’s $350 million Term Loan D-1 were used to fund the partial repurchase of the Senior Notes, a call premium of $25.3 million and pay transaction costs of the tender offer. The partial repurchase of the Senior Notes has been accounted for as an extinguishment of debt.
6. Restructuring Charges
The table below shows the activity in our restructuring reserves for the three and six months ended June 30, 2006.

	2003	2005
	Restructuring	Restructuring
Three months ended June 30, 2006	Actions	Actions	Total

Balance at March 31, 2006	$1,426	$6,155	$7,581
Payments	(150)	(415)	(565)

Balance at June 30, 2006	$1,276	$5,740	$7,016

	2003	2005
	Restructuring	Restructuring
Six months ended June 30, 2006	Actions	Actions	Total

Balance at December 31, 2005	$1,577	$6,472	$8,049
Payments	(301)	(732)	(1,033)

Balance at June 30, 2006	$1,276	$5,740	$7,016

During the first quarter of 2005, we completed a restructuring relating to the integration of the AT&T Directory Business. Approximately 63 employees were affected by the restructuring, 57 were terminated during the first quarter of 2005, and 6 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we have vacated certain of our leased facilities in Chicago, Illinois. We estimated the costs associated with the terminated employees and the abandonment of certain of our leased facilities to be approximately $8.8 million and such costs were charged against goodwill during the first quarter of 2005. Payments of $0.1 million were made with respect to severance and relocation during the three and six months ended June 30, 2006. Payments of $0.4 million and $1.0 million were made with respect to severance and relocation during the three and six months ended June 30, 2005. Payments of $0.3 million and $0.6 million, net of sublease income, were made during the three and six months ended June 30, 2006, respectively, with respect to leased facilities in Chicago, Illinois. Payments of $0.4 million, net of sublease income, were made with respect to the leased facilities for the three and six months ended June 30, 2005. The remaining lease payments will be made through 2012.
Following the Embarq Acquisition on January 3, 2003, we consolidated publishing and technology operations, sales offices and administrative personnel and relocated the headquarters functions in Overland Park, Kansas and Purchase, New York to Cary, North Carolina. Approximately 140 people were affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of whom 75 have been included in the restructuring reserve. The remaining 65 people relocated with the Company. In 2003, a $2.2 million reserve was recorded, with an offsetting charge to goodwill, representing the closure of the pre-press publishing facility operated by Embarq in Blountville,

Tennessee. The reserve represented the remaining lease payments, net of estimated sub-lease income, on the pre-press facility. Net payments of $0.1 million were made with respect to the former pre-press publishing facility during the three and six months ended June 30, 2006, respectively. Net payments of $0.1 million and $0.2 million were made with respect to the former pre-press publishing facility during the three and six months ended June 30, 2005, respectively. Remaining payments will be made through 2012. A reserve of $2.1 million was recorded during the second quarter of 2004, representing the estimated fair value of the remaining lease payments, net of estimated sub-lease income, on the former headquarters office lease in New York. Net payments of $0.1 million and $0.2 million were made with respect to the former headquarters office lease during the three and six months ended June 30, 2006, respectively. Net payments of $0.1 million and $0.5 million were made with respect to the former headquarters office lease during the three and six months ended June 30, 2005, respectively. Payments will be made through the remainder of 2006.
7. Benefit Plans
Retirement Plans. RHD has a cash balance defined benefit pension plan covering substantially all RHD Inc. employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Pension costs, on an annual basis, are determined using the projected unit credit actuarial cost method. RHD’s funding policy is to contribute an amount at least equal to the minimum legal funding requirement. RHD was not required to make and has not made any contributions for the three and six months ended June 30, 2006 and 2005, respectively. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. RHD uses a measurement date of December 31 for the majority of its plan assets.
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
In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), the following table provides the components of legacy RHD’s net periodic benefit cost for the three and six months ended June 30, 2006 and 2005:

	Pension Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Service cost	$1,352	$1,342	$2,704	$2,684
Interest cost	1,691	1,593	3,382	3,186
Expected return on plan assets	(2,063)	(2,090)	(4,126)	(4,180)
Unrecognized prior service cost	33	38	66	76
Amortization of unrecognized loss	468	320	936	640

Net periodic benefit cost	$1,481	$1,203	$2,962	$2,406

	Postretirement Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Service cost	$182	$188	$364	$376
Interest cost	312	272	624	544
Unrecognized prior service cost	203	240	406	480
Amortization of unrecognized loss	65	25	130	50

Net periodic benefit cost	$762	$725	$1,524	$1,450

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
10. Related Party Transactions and Allocations
Financing activities are managed by RHD on a centralized basis. Under this centralized cash management program, RHD and the Company advance funds to each other. These intercompany net advances are classified as non-current assets or liabilities and were non-interest bearing during the three and six months ended June 30, 2006 and 2005. The Company does not plan to settle intercompany balances with RHD during the next twelve months; therefore, classification of all intercompany receivables and payables are deemed non-current.
11. Guarantees
RHD Inc. is a direct wholly owned subsidiary of RHD and the issuer of the Senior Notes and Subordinated Notes. RHD and the direct and indirect 100% owned subsidiaries of RHD Inc. jointly and severally, fully and unconditionally, guarantee these debt instruments. At June 30, 2006 and December 31, 2005, RHD Inc.’s direct wholly-owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc., DonTech Holdings, LLC, The DonTech II Partnership, R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC, R.H. Donnelley Publishing & Advertising of Illinois Partnership and Get Digital Smart.com Inc.

Item 2. Management’s Narrative Analysis of Results of Operations
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about our and RHD’s plans, objectives, expectations and intentions and other statements that are historical fact. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) our ability to meet substantial debt services requirements, (2) risks related to the restrictive covenants under our debt agreements, (3) competition, (4) changes in technology and (5) general economic conditions and consumer sentiment in our markets. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”). Unless otherwise indicated, the terms “RHD Inc.,” “the Company,” “we,” “us” and “our” refer to R.H. Donnelley Inc. and its direct and indirect wholly owned subsidiaries.
Corporate Overview
RHD Inc., a wholly owned subsidiary of RHD, is a leading print and online directory publisher in the United States. We publish Embarq (formerly known as Sprint) branded directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million directories serving approximately 160,000 local and national advertisers. We also publish AT&T (formerly known as SBC) branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million directories serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in all of our Embarq markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com.
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
On September 1, 2004, we completed the acquisition of the directory publishing business (“AT&T Directory Business”) of AT&T, Inc. (“AT&T”) (formerly known as SBC Communications, Inc., “SBC”) in Illinois and Northwest Indiana, including AT&T’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and AT&T (collectively, the “AT&T Directory Acquisition”) for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. As a result of the AT&T Directory Acquisition, we became the publisher of AT&T branded yellow pages directories in Illinois and Northwest Indiana. The results of the AT&T Directory Business are included in our consolidated results from and after September 1, 2004. The AT&T Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, an indirect wholly owned subsidiary of the Company.

On January 3, 2003, we completed the acquisition of the directory business (the “Embarq Directory Business,” formerly known as the SPA Directory Business) of Sprint Nextel Corporation, (“Sprint”) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (collectively, the “Embarq Acquisition”) for $2.23 billion in cash and, as a result, are the publisher of Embarq (formerly Sprint) branded yellow pages directories in 18 states. In May 2006, Sprint spun-off its local telephone business as Embarq Corporation (“Embarq”) and in connection with the spin-off, we entered into new agreements with Embarq that replaced the related agreements with Sprint, except that Sprint remains bound by certain non-competition obligations. The results of the Embarq Directory Business are included in our consolidated results from and after January 3, 2003. The Embarq Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., an indirect wholly owned subsidiary of the Company.
New Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, we will adopt FIN No. 48 on January 1, 2007. We are currently assessing the impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.
The Company has reviewed other new accounting standards not identified above and does not believe any other new standards will have a material impact on the Company’s financial position or operating results.
Segment Reporting
Management reviews and analyzes its business of publishing yellow pages directories as one operating segment.

RESULTS OF OPERATIONS
Three and six months ended June 30, 2006 and 2005
Factors Affecting Comparability
As a result of the AT&T Directory Acquisition, the related financings and associated purchase accounting, our 2006 reported GAAP results are not comparable to our 2005 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the AT&T Directory Acquisition, including all directories published in the month the AT&T Directory Acquisition was completed. Thus, our reported 2006 and 2005 GAAP results are not comparable and our 2005 GAAP results are not indicative of our underlying operating and financial performance. These purchase accounting adjustments are non-recurring and have no future or historical cash flow impact.
GAAP Reported Results
Net Revenue
The components of our net revenue for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(amounts in millions)	2006	2005	$ Change	2006	2005	$ Change

Gross directory advertising revenue	$259.7	$232.3	$27.4	$523.4	$439.2	$84.2
Sales claims and allowances	(2.4)	(2.2)	(0.2)	(6.0)	(4.3)	(1.7)

Net directory advertising revenue	257.3	230.1	27.2	517.4	434.9	82.5
Other revenue	1.2	2.9	(1.7)	2.4	5.4	(3.0)

Total	$258.5	$233.0	$25.5	$519.8	$440.3	$79.5

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
Revenue from other products and services are recognized as delivered or fulfilled. Other revenue includes late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other print and internet products.
Total net revenue for the three and six months ended June 30, 2006 was $258.5 million and $519.8 million, respectfully, compared to $233.0 million and $440.3 million for the corresponding periods in the prior year. The increase in total net revenue is primarily a result of purchase accounting resulting from the AT&T Directory Acquisition. Due to purchase accounting, directory revenue for the three and six months ended June 30, 2005 excluded the amortization of publication sales for AT&T-branded directories published before October 2004 under the deferral and amortization method totaling $27.6 million and $79.5 million, respectively, that would have been reported in the period absent purchase accounting.

Expenses
The components of our total expenses for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(amounts in millions)	2006	2005	$ Change	2006	2005	$ Change

Operating expenses	$99.4	$106.5	$(7.1)	$207.1	$208.8	$(1.7)
G&A expenses	15.5	14.8	0.7	37.8	28.0	9.8
D&A expenses	21.2	20.6	0.6	42.5	42.3	0.2

Total	$136.1	$141.9	$(5.8)	$287.4	$279.1	$8.3

Substantially all expenses are derived from our directory publishing business. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs include sales commissions and print, paper and initial distribution costs. Sales commissions include commissions paid to employees for sales to local advertisers and to Certified Marketing Representatives (“CMRs”), which act as our channel to national advertisers. All other expenses are recognized as incurred. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of directory distribution.
Operating Expenses
Total operating expenses for the three and six months ended June 30, 2006 were $99.4 million and $207.1 million, respectively, compared to $106.5 million and $208.8 million, respectively, for the same periods in the prior year. The primary components of the $7.1 million and $1.7 million decreases in operating expenses for the three and six months ended June 30, 2006, respectively, are shown below:

	Three Months	Six Months
	Ended June 30,	Ended June
	2006	30, 2006
(amounts in millions)	$ Change	$ Change

Expenses related to the AT&T Directory Business excluded from 2005 periods due to purchase accounting from the AT&T Directory Acquisition	$4.9	$14.0
Increased bad debt expense, commissions and sales costs	7.2	16.5
Stock-based compensation expense resulting from the adoption of SFAS 123(R)	1.3	6.6
Difference between amortization of cost uplift in 2006 compared to 2005 from the AT&T Directory Acquisition	(18.5)	(33.7)
All other	(2.0)	(5.1)

Total decrease in operating expenses for the three and six months ended June 30, 2006, compared to the same periods in 2005	$(7.1)	$(1.7)

Operating expenses for the three and six months ended June 30, 2006 decreased $7.1 million and $1.7 million, respectively, compared to the corresponding periods in 2005 primarily as a result of the AT&T Directory Acquisition. Operating expenses for the three and six months ended June 30, 2005 excluded $4.9 million and $14.0 million, respectively, of deferred commissions, print and delivery costs for directories that published prior to the AT&T Directory Acquisition were not reported due to purchase accounting. Bad debt expenses, commissions, and sales costs were higher for the three and six months ended June 30, 2006 by $7.2 million and $16.5 million, respectively, compared to the same periods in 2005, due to higher sales volume and an overall increase in costs.

As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the AT&T Directory Acquisition at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs was determined to be $81.3 million for the AT&T Directory Acquisition. These costs are amortized as operating expenses over the terms of the applicable directories and such amortization totaled $0.2 million and $2.1 million for the three and six months ended June 30, 2006, respectively, resulting in a decrease of $18.5 million and $33.7 million from amounts reported for the same periods in the prior year of $18.7 million and $35.8 million, respectively.
Operating expenses for the three and six months ended June 30, 2006 were also impacted by $1.3 million and $6.6 million, respectively, of non-cash stock-based compensation expense resulting from SFAS 123 (R), which the Company adopted effective January 1, 2006, with no comparable expense in the prior year. The three and six months ended June 30, 2006 includes $0.3 million and $3.4 million, respectively, of non-cash stock-based compensation expense resulting from modifications to stock-based awards due to acceleration of vesting terms relating to change in control provisions in those awards as a result of the Dex Media Merger. Operating expenses include non-cash stock-based compensation expense for employees whose wages are classified as operating expenses.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the three and six months ended June 30, 2006 were $15.5 million and $37.8 million, respectively, compared to $14.8 million and $28.0 million, respectively, for the three and six months ended June 30, 2005. The increase in G&A expenses from the prior year of $0.7 million and $9.8 million, respectively, is primarily due to $2.4 million and $11.9 million, respectively of non-cash stock-based compensation expense resulting from SFAS 123 (R), which the Company adopted effective January 1, 2006, with no comparable expense in the prior year. The three and six months ended June 30, 2006 includes $0.6 and $6.0 million, respectively, of non-cash stock-based compensation expense resulting from modifications to stock-based awards due to acceleration of vesting terms relating to change in control provisions in those awards as a result of the Dex Media Merger. G&A expenses include non-cash stock-based compensation expense for employees whose wages are classified as G&A expenses.
Depreciation and Amortization
Depreciation and amortization (“D&A”) expenses for the three and six months ended June 30, 2006 were $21.2 million and $42.5 million, respectively, compared to $20.6 million and $42.3 million, respectively, for the three and six months ended June 30, 2005. Amortization of intangible assets was $18.2 million and $36.5 million for the three and six months ended June 30, 2006, respectively, compared to $18.1 million and $36.2 million, respectively, for the three and six months ended June 30, 2005. Depreciation of fixed assets and amortization of computer software was $3.0 million and $6.0 million for the three and six months ended June 30, 2006, respectively, compared to $2.5 million and $6.1 million, respectively, for the three and six months ended June 30, 2005.
Operating Income
Operating income for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(amounts in millions)	2006	2005	$ Change	2006	2005	$ Change

Total	$122.4	$91.1	$31.3	$232.4	$161.3	$71.1

Operating income for the three and six months ended June 30, 2006 was $122.4 million and $232.4 million, respectively, representing an increase of $31.3 million and $71.1 million from operating income of $91.1 million and $161.3 million, respectively, for the corresponding periods in the prior year. The increase in operating income for the three and six months ended June 30, 2006 was primarily a result of the AT&T Directory Acquisition and the related purchase accounting impact on our revenues and expenses, as described above.

Interest Expense, Net
Net interest expense for the three and six months ended June 30, 2006 was $47.4 million and $97.4 million, respectively, compared to $52.8 million and $105.8 million, respectively, for the same periods in 2005. The decrease in net interest expense of $5.4 million and $8.4 million, respectively, is a result of lower average outstanding debt balances offset by higher interest rates, compared to the prior year periods. Net interest expense for the three and six months ended June 30, 2006 includes $3.1 million and $6.5 million, respectively, of non-cash amortization of deferred financing costs, compared to $3.8 million and $7.6 million, respectively, of non-cash amortization of deferred financing costs for the same periods in the prior year.
Income Taxes
The effective tax rate on income before income taxes of 38.0% for the three and six months ended June 30, 2006 compares to 39.0% on income before income taxes for the same periods in the prior year. The year-to-date effective rate as of June 30, 2006 reflects a decrease in the state and local tax rate as a result of the integration of the Dex Media Business combined with favorable treatment of certain purchase accounting adjustments on a consolidated RHD basis.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this quarterly report on Form 10-Q, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that, including without limitation, ensuring information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Item 3. Defaults Upon Senior Securities
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 5. Other Information
On May 16, 2006, R.H. Donnelley Publishing & Advertising, Inc. and R.H. Donnelley Directory Company (collectively, “RHDP&A”), wholly-owned subsidiaries of the Company, entered into a series of agreements with Embarq and certain of its subsidiaries that have replaced and superceded certain agreements previously in effect between RHDP&A and Sprint and certain of its affiliates.
The prior agreements were entered into on January 3, 2003 in connection with the acquisition of the publishing business of Sprint. Pursuant to certain successorship provisions of the prior agreements, upon any transfer by Sprint of the telephone service areas associated with the acquired directory business, Sprint was required to cause the transferee of such service areas to enter into new agreements with RHDP&A in a form reasonably satisfactory to us and on substantially identical terms as the prior agreements.

On May 18, 2006, Sprint spun-off its local telephone business as Embarq. RHDP&A and Embarq have entered into these new agreements pursuant to the successorship provisions of the prior agreements described above. These new agreements took effect upon the effectiveness of the spin-off.
RHDP&A and Sprint were parties to the following material agreements dated as of January 3, 2003: a directory services license agreement, a trademark license agreement, a publisher trademark license agreement, a non-competition agreement and a subscriber listings agreement (collectively, the “SPA Directory Agreements”). The directory services license agreement granted us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute yellow and white pages directories for Sprint (and its successors) in 18 states where Sprint provided local telephone service at the time of the agreement. The trademark license agreement granted us the exclusive license (and obligation as specified in the agreement) to use certain specified Sprint trademarks in those markets. The publisher trademark license agreement granted Sprint the right to use certain directory-related trademarks that were sold to us under certain circumstances where we cease to publish white pages directories on their behalf. The non-competition agreement prohibits Sprint (and its affiliates and successors) in those markets from selling local directory advertising, with certain limited exceptions, or producing, publishing and distributing print directories. The subscriber listings agreement provided the terms and conditions under which we purchased listings from Sprint for purposes of publishing the directories covered by the directory services license agreement. The SPA Directory Agreements had initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances.
Upon the effectiveness of the Embarq spin-off, the SPA Directory Agreements were replaced and superceded by the Embarq Directory Agreements (as defined below), and terminated and are of no further force or effect; provided, however, that Sprint continues to be bound by the non-compete agreement.
RHDP&A and Embarq are parties to the following material agreements dated as of May 16, 2006: a directory services license agreement, a trademark license agreement, a publisher trademark license agreement, a non-competition agreement and a subscriber listings agreement and a standstill agreement (collectively, the “Embarq Directory Agreements”). The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute yellow and white pages directories for Embarq (and its successors) in the same markets we did under the SPA Directory Agreements. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain specified Embarq trademarks in those markets. The publisher trademark license agreement grants Embarq the right to use certain directory-related trademarks that were sold to us by Sprint under certain circumstances where we cease to publish white pages directories on their behalf. The non-competition agreement prohibits Embarq (and its affiliates and successors) in those markets from selling local directory advertising, with certain limited exceptions, or producing, publishing and distributing print directories. The subscriber listings agreement provides the terms and conditions under which we will purchase listings from Embarq for purposes of publishing the directories covered by the directory services license agreement. The Embarq Directory Agreements have initial terms coinciding with those of the SPA Directory Agreements, subject to automatic renewal and early termination under specified circumstances. The parties also entered into a standstill agreement that reflects the interim agreement of the parties as to certain branding related matters as of the effective date and a process to attempt to reach definitive resolution of such branding related matters.

Item 6. Exhibits
     (a) Exhibits:

Exhibit No.	Document

2.1#	Stock Purchase Agreement, dated as of September 21, 2002, by and among RHD, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 333-59287)

2.2	Supplemental Agreement to Stock Purchase Agreement, dated as of December 31, 2002, by and among RHD, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 333-59287)

2.3#	Purchase Agreement, dated as of July 28, 2004, by and among RHD, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2004, Commission File No. 333-59287)

2.4	Amendment No. 1 to the Purchase Agreement, dated as of September 1, 2004, by and among RHD, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.1	Indenture, dated as of December 3, 2002, between the Company (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.2	Form of 8.875% Senior Notes due 2010 (included in Exhibit 4.1)

4.3	Supplemental Indenture, dated as of January 3, 2003, among the Company., as Issuer, RHD and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.4	Second Supplemental Indenture, dated as of September 1, 2004, by and among the Company , the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

Exhibit No.	Document

4.5	Third Supplemental Indenture, dated as of December 6, 2005, by and among the Company, as Issuer, RHD and the subsidiary guarantors named therein, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2005, Commission File No. 333-59287)

4.6	Guarantees relating to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.7	Senior Guarantees relating to Second Supplemental Indenture to the Indenture governing the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

4.8	Indenture, dated as of December 3, 2002, between the Company (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of the Company (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.9	Form of 10.875% Senior Subordinated Notes due 2012 (included in Exhibit 4.8)

4.10	Supplemental Indenture, dated as of January 3, 2003, among the Company, as Issuer, RHD and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.11	Second Supplemental Indenture, dated as of January 9, 2004, among the Company, as Issuer, RHD and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 333-59287)

4.12	Third Supplemental Indenture, dated as of September 1, 2004, by and among the Company, and the guarantors party thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

4.13	Guarantees relating to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.14	Senior Subordinated Guarantees relating to the Third Supplemental Indenture to the Indenture governing the 10.875% Notes due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

10.1#	DonTech II Partnership Agreement, effective August 19, 1997, by and between the Company (f/k/a The Reuben H. Donnelley Corporation) and R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

Exhibit No.	Document

10.2	Amendment No. 1 to DonTech II Partnership Agreement, dated as of January 28, 2000, between the Company and R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 333-59287)

10.3#	Revenue Participation Agreement, dated as of August 19, 1997, by and between R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to APIL Partners Partnership, and R.H. Donnelley APIL, Inc., as assignee of the Company (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.4#	Master Agreement, executed August 19, 1997, by and among the Company (f/k/a The Reuben H. Donnelley Corporation), RHD (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287) This agreement is no longer in effect.

10.5#	Exclusive Sales Agency Agreement, effective August 19, 1997, between R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to APIL Partners Partnership, and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.6	Agreement for Publishing Services, dated as of January 1, 2002, between Ameritech Publishing Inc. and the Company (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2002, Commission File No. 001-07155) This agreement is no longer in effect

10.7#	Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 333-59287) This agreement is no longer in effect.

10.8#	Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 333-59287) This agreement is no longer in effect.

10.9#	Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 333-59287) This agreement is no longer in effect.

Exhibit No.	Document

10.10	Non-Competition Agreement, dated as of January 3, 2003, by and among RHD, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 333-59287)

10.11	Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 333-59287) This agreement is no longer in effect.

10.12	Directory Services License Agreement, dated as of May16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon L.L.C., R.H. Donnelley Directory Company, Embarq Corporation, Embarq Directory Trademark Company, LLC and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.6 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.13	Trademark License Agreement, dated as of May16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon L.L.C., R.H. Donnelley Directory Company and Embarq Directory Trademark Company, LLC (incorporated by reference to Exhibit 10.7 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.14	Publisher Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon L.L.C., R.H. Donnelley Directory Company and Embarq Corporation (incorporated by reference to Exhibit 10.8 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.15	Non-Competition Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising, Inc., CenDon L.L.C., R.H. Donnelley Directory Company, Embarq Corporation, Embarq Directory Trademark Company, LLC and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.9 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.16	Subscriber Listings Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.10 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.17	Standstill Agreement, dated as of May 16, 2006, by and between R.H. Donnelley Publishing & Advertising, Inc. and Embarq Corporation (incorporated by reference to Exhibit 10.11 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.18#	Directory Services License Agreement, dated as of September 1, 2004, among RHD, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

Exhibit No.	Document

10.19	Non-Competition Agreement, dated as of September 1, 2004, between RHD and SBC Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

10.20	SMARTpages Reseller Agreement, dated as of September 1, 2004, among SBC Communications, Inc., Southwestern Bell Yellow Pages, Inc., SBC Knowledge Ventures, L.P., RHD, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership) and DonTech II Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

10.21	Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

10.22#	Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among, the Company, as borrower, RHD, the lenders from time to time parties thereto, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank and Bear Stearns Corporate Lending Inc., as co-syndication agents, Citicorp North America, Inc. and Goldman Sachs Credit Partners L.P., as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No.333-59287)

10.23	First Amendment, dated as of December 6, 2004, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among the Company, RHD, the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and J.P. Morgan Securities Inc. as sole bookrunner and sole lead arranger and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 333-59287)

10.24	Second Amendment, dated as of January 7, 2005, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among the Company, RHD, the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 333-59287)

10.25#	Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, RHD, the several banks and other financial institutions or entities from time to time parties thereto as lenders, J.P. Morgan Securities Inc. and Deutsche Bank Trust Company Americas, as co-lead arrangers and joint-bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, Bear Stearns Corporate Lending Inc., Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., UBS Securities LLC and Wachovia Bank, National Association, as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 333-59287)

Exhibit No.	Document

10.26	First Amendment, dated as of April 24, 2006, to the Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, RHD, the several banks and other financial institutions or entities from time to time parties thereto as lenders, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1, RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)

10.27	Amended and Restated Guaranty and Collateral Agreement, dated as of September 1, 2004, by and among the Company, RHD., R.H. Donnelley APIL, Inc., R.H. Donnelley Publishing & Advertising, Inc., Get Digital Smart.com Inc., R.H. Donnelley Publishing & Advertising of Illinois Partnership, DonTech II Partnership, DonTech Holdings, LLC, and R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

10.28	Second Amended and Restated Guaranty and Collateral Agreement, dated as of December 13, 2005, by and among the Company, RHD, and the subsidiaries of the Company party thereto, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 333-59287)

10.29	Reaffirmation, dated as of December 6, 2004, by RHD, the Company and its subsidiaries in favor of Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 333-59287)

10.30	Reaffirmation, dated as of April 24, 2006, among RHD, the Company and its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)

10.31	Letter from Sprint Nextel Corporation dated as of May 16, 2006 acknowledging certain matters with respect to the Non-Competition Agreement described above as Exhibit 10.10 (incorporated by reference to Exhibit 10.12 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2006 by David C. Swanson, Chairman and Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2006 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2006 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer of the Company, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for the Company

*	Filed herewith.

^	Management contract or compensatory plan.

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY INC.
Date: August 11, 2006	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2006 by David C. Swanson, Chairman and Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2006 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2006 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer of the Company, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for the Company

*	Filed herewith