Form 10-Q
period 2006-09-30
DONNELLEY R H INC
filed 2006-11-08
CIK 1065310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at November 9, 2006

Common Stock, no par value	100
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
** Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.
*** Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
R.H. Donnelley Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands)	2006	2005

Assets
Current Assets
Cash and cash equivalents	$4,620	$6,963
Accounts receivable
Billed	105,540	116,576
Unbilled	344,683	362,343
Allowance for doubtful accounts and sales claims	(25,227)	(27,328)

Net accounts receivable	424,996	451,591
Deferred directory costs	70,635	67,686
Other current assets	39,451	47,414

Total current assets	539,702	573,654
Fixed assets and computer software, net	72,156	55,687
Amount due from Parent, net	393,840	331,841
Other non-current assets	60,265	79,354
Intangible assets, net	2,777,314	2,833,200
Goodwill	319,014	319,014

Total Assets	$4,162,291	$4,192,750

Liabilities and Shareholder’s Equity

Current Liabilities
Accounts payable and accrued liabilities	$53,019	$69,605
Accrued interest	28,244	11,196
Deferred directory revenue	431,728	457,721
Short-term deferred income taxes, net	93,434	91,183
Current portion of long-term debt	82,167	100,234

Total current liabilities	688,592	729,939

Long-term debt	2,494,503	2,678,615
Deferred income taxes, net	138,908	66,921
Other non-current liabilities	54,122	54,305

Total liabilities	3,376,125	3,529,780

Commitments and contingencies

Shareholder’s Equity
Common stock, no par value, authorized, issued and outstanding – 100 shares	308,942	308,942
Retained earnings	478,248	350,216
Accumulated other comprehensive (loss) income	(1,024)	3,812

Total shareholder’s equity	786,166	662,970

Total Liabilities and Shareholder’s Equity	$4,162,291	$4,192,750

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Net revenue	$258,315	$255,214	$778,155	$695,521

Expenses
Operating expenses	102,507	114,411	309,607	323,211
General and administrative expenses	12,888	16,587	50,670	44,568
Depreciation and amortization	22,526	21,484	65,080	63,747

Total expenses	137,921	152,482	425,357	431,526

Operating income	120,394	102,732	352,798	263,995

Interest expense, net	(49,102)	(52,877)	(146,465)	(158,663)

Income before income taxes	71,292	49,855	206,333	105,332

Provision for income taxes	27,053	19,378	78,301	40,885

Net income	$44,239	$30,477	$128,032	$64,447

Comprehensive Income
Net income	$44,239	$30,477	$128,032	$64,447
Unrealized (loss) gain on interest rate swaps, net of tax	(11,713)	7,268	(4,836)	11,152

Comprehensive income	$32,526	$37,745	$123,196	$75,599

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
( in thousands)	2006	2005

Cash Flows from Operating Activities

Net income	$128,032	$64,447
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	65,080	63,747
Deferred income taxes	78,301	43,324
Provision for bad debts	27,867	21,224
Stock-based compensation expense	22,404	4,420
Other non-cash items	3,582	12,383
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,272)	21,977
Decrease in other assets	17,101	49,474
Increase (decrease) in accounts payable and accrued liabilities	203	(2,100)
(Decrease) increase in deferred directory revenue	(25,993)	41,100
Increase in other non-current liabilities	(4,179)	(7,159)
(Increase) decrease in amount due from Parent, net	(82,921)	23,030

Net cash provided by operating activities	228,205	335,867

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(27,166)	(20,473)

Net cash used in investing activities	(27,166)	(20,473)

Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	(1,397)	—
Revolver borrowings	185,600	263,000
Revolver repayments	(172,200)	(281,200)
Credit facility repayments	(215,580)	(302,147)
Increase (decrease) in checks not yet presented for payment	195	(362)

Net cash used in financing activities	(203,382)	(320,709)

Decrease in cash and cash equivalents	(2,343)	(5,315)
Cash and cash equivalents, beginning of year	6,963	10,755

Cash and cash equivalents, end of period	$4,620	$5,440

Supplemental Information:
Cash paid:
Interest	$121,740	$123,428

Income taxes, net	$231	$508

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
Significant Business Developments
On January 31, 2006, our parent, RHD, acquired Dex Media, Inc. (“Dex Media”) for an equity purchase price of $4.1 billion consisting of RHD common stock valued at $2.2 billion and $1.9 billion in cash (the “Dex Media Merger”). RHD also assumed all of Dex Media’s outstanding indebtedness with a fair value of $5.5 billion (together with other costs for a total aggregate purchase price of $9.7 billion). Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest is the primary incumbent local exchange carrier (“ILEC”). Prior to the Dex Media Merger, Dex Media was a leading directory publisher in the United States. The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of yellow pages directories, as well as to combine the complementary strengths of both companies. Following the closing of the Dex Media Merger, RHD is the third largest print and online directory publisher in the United States, based on revenue. The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates as Dex Media Inc., one of RHD’s direct, wholly owned subsidiaries. As such, the results of the Dex Media Business are not included in the Company’s operating results.
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

On January 3, 2003, we completed the acquisition of the directory business (the “Embarq Directory Business”) of Sprint Nextel Corporation (“Sprint”) (formerly known as Sprint Corporation) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (collectively, the “Embarq Acquisition”) for $2.23 billion in cash and, as a result, are the publisher of Embarq (formerly Sprint) branded yellow pages directories in 18 states. In May 2006, Sprint spun-off its local telephone business as Embarq Corporation (“Embarq”) and in connection with the spin-off, we entered into new agreements with Embarq that replaced the related agreements with Sprint, except that Sprint remains bound by certain non-competition obligations. The results of the Embarq Directory Business are included in our consolidated results from and after January 3, 2003. The Embarq Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., an indirect wholly owned subsidiary of the Company.
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
Accounts Receivable. Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, certified marketing representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent contractually owed amounts, net of an allowance for sales claims, for published directories that have yet to be billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of bad debts and sales claims we may incur.

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
Interest Expense and Deferred Financing Costs. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $3.1 million and $4.0 million for the three months ended September 30, 2006 and 2005, respectively, and $9.6 million and $11.6 million for the nine months ended September 30, 2006 and 2005, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense.
Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $4.1 million and $4.6 million for the three months ended September 30, 2006 and 2005, respectively, and $11.7 million and $13.5 million for the nine months ended September 30, 2006 and 2005, respectively.
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
At September 30, 2006, we had interest rate swap agreements with major financial institutions with a notional value of $1.6 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Derivative Financial Instruments. We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. These agreements effectively convert $1.6 billion of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 4.0%. The swaps mature at varying dates from March 2007 through September 2009. The weighted average rate received was 5.29% and 4.96% during the three and nine months ended September 30, 2006, respectively. These periodic payments and receipts are recorded as interest expense.

The interest rate swaps have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $1.6 billion of bank debt. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in accumulated other comprehensive (loss) income, a component of shareholder’s equity. Any ineffectiveness is recorded through interest expense. As of September 30, 2006, our interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $1.6 billion of bank debt. During May 2006, the Company entered into $300 million notional value of interest rate swaps, which were not designated as hedging instruments until July 2006. The Company recorded changes in fair value of these interest rate swaps as an increase to interest expense of $0.1 million for the three months ended September 30, 2006 and a reduction to interest expense of $1.2 million for the nine months ended September 30, 2006.
Income Taxes. We account for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available information, it is more likely than not that some or all of the deferred tax assets will not be realized.
Stock-Based Awards. RHD maintains a shareholder approved stock incentive plan, the 2005 Stock Award and Incentive Plan (“2005 Plan”), whereby certain RHD employees are eligible to receive stock options, SARs, limited stock appreciation rights in tandem with stock options and restricted stock. Prior to adoption of the 2005 Plan, RHD maintained a shareholder approved stock incentive plan, the 2001 Stock Award and Incentive Plan (“2001 Plan”). Under the 2005 Plan and 2001 Plan, 5 million and 4 million shares, respectively, were originally authorized for grant. Stock awards are typically granted at the market value of RHD’s common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to five years from the date of grant, and may be exercised up to a maximum of ten years from the time of grant. RHD’s Compensation Committee determines termination, vesting and other relevant provisions at the date of the grant. RHD has implemented a policy of issuing treasury shares held by RHD to satisfy stock issuances associated with stock-based award exercises.
On January 1, 2006, RHD and the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), using the Modified Prospective Method. Under this method, we are required to record compensation expense in the statement of operations for all RHD employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. RHD estimates forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. For the three and nine months ended September 30, 2006, RHD and the Company utilized a forfeiture rate of 5% in determining compensation expense for those respective periods.
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
RHD allocates compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. Information presented below related to compensation expense, with the exception of unrecognized compensation expense, represents what has been allocated to the Company for the three and nine months ended September 30, 2006. All other information presented below, including unrecognized compensation expense, relates to RHD’s stock award and incentive plans in total.

The following table depicts the effect of adopting SFAS No. 123 (R) on net income for the three and nine months ended September 30, 2006. The Company’s reported net income for the three and nine months ended September 30, 2006, which reflects compensation expense related to RHD employee stock-based awards recorded in accordance with SFAS No. 123 (R), is compared to net income for the same period that would have been reported had such compensation expense been determined under APB 25.

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	As Reported	Per APB 25	As Reported	Per APB 25

Total stock-based compensation expense	$3,894	$(254)	$22,404	$1,382
Net income	$44,239	$46,811	$128,032	$141,066
Prior to the adoption of SFAS No. 123 (R), the Company presented all tax benefits of deductions resulting from the exercise of stock-based awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123 (R) requires that these cash flows now be classified as financing cash flows. During the three and nine months ended September 30, 2006, the Company was not able to utilize the tax benefit resulting from stock-based award exercises due to net operating loss carryforwards. As such, neither operating nor financing cash flows were affected by stock-based award exercises for the three and nine months ended September 30, 2006.
Total capitalized stock-based compensation was less than $0.1 million for the three months ended September 30, 2006 and was $0.9 million for the nine months ended September 30, 2006.
Under SFAS No. 123 (R), the fair value for RHD’s stock options and SARs is calculated using the Black-Scholes model at the time these stock-based awards are granted. The amount, net of estimated forfeitures, is then amortized over the vesting period of the stock-based award. The weighted average fair value per share of stock options and SARs granted during the three and nine months ended September 30, 2006 was $16.93 and $19.73, respectively. The following assumptions were used in valuing these stock-based awards for the periods ended September 30, 2006:

September 30, 2006

Dividend yield	0%
Expected volatility	24.85%
Risk-free interest rate	4.62%
Expected life	5 years
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
RHD grants restricted stock to certain of its employees, including executive officers, in accordance with the 2005 Plan. Under SFAS No. 123 (R), compensation expense related to these awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of RHD’s common stock at such time.
For the three months ended September 30, 2006, RHD granted less than 0.1 million stock options and SARs and for the nine months ended September 30, 2006, RHD granted 0.7 million stock options and SARs. The following table presents a summary of RHD’s stock options and SARs activity and related information for the nine months ended September 30, 2006:

		Weighted
		Average	Aggregate
		Exercise/Grant	Intrinsic
	Shares	Price Per Share	Value

Awards outstanding, January 1, 2006	5,798,045	$40.67	$88,149
Granted	730,240	63.29	3
Dex stock-based awards converted	1,725,361	12.73	69,537
Exercised	(1,633,714)	15.37	(61,386)
Forfeitures	(210,983)	54.58	(1,046)

Awards outstanding, September 30, 2006	6,408,949	$41.69	$95,257

Available for future grants at September 30, 2006	3,996,473

The total intrinsic value of stock-based awards vested during the nine months ended September 30, 2006 and 2005 was $15.7 million and $16.4 million, respectively. The total fair value of stock-based awards vested during the nine months ended September 30, 2006 was $24.8 million.
The following table summarizes information about RHD’s stock-based awards outstanding and exercisable at September 30, 2006:

	Stock Awards Outstanding			Stock Awards Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise/Grant		Contractual	Exercise/Grant
Exercise/Grant		Life	Price Per		Life	Price Per
Prices	Shares	(In Years)	Share	Shares	(In Years)	Share

$10.78 — $14.75	414,174	5.97	$11.04	288,483	5.40	$11.15
$15.22 — $19.41	316,723	2.37	15.77	316,723	2.37	15.77
$24.75 — $29.59	1,723,629	3.72	25.96	1,394,504	3.83	26.06
$30.11 — $39.21	160,889	3.40	30.92	125,872	3.39	30.86
$41.10 — $43.85	1,403,323	4.66	41.40	956,349	4.65	41.40
$46.06 — $55.25	100,640	6.34	51.88	27,352	5.19	48.35
$56.55 — $65.00	2,289,571	5.98	63.16	456,554	5.48	59.24

	6,408,949	4.84	$41.69	3,565,837	4.25	$32.64

The aggregate intrinsic value of RHD’s exercisable stock-based awards as of September 30, 2006 was $75.1million.
The following table summarizes the status of RHD’s non-vested stock awards as of September 30, 2006, and changes during the nine months ended September 30, 2006:

	Non-vested	Weighted Average		Weighted Average
	Stock	Grant Date	Non-vested	Grant Date Exercise
	Options and	Exercise Price Per	Restricted	Price Per
	SARs	Award	Stock	Award

Non-vested at January 1, 2006	3,669,229	$49.39	—	—
Granted	730,240	63.29	148,628	$62.00
Non-vested Dex Options	224,597	12.73	—	—
Converted
Vested	(1,569,971)	44.71	—	—
Forfeitures	(210,983)	54.58	(9,650)	61.88

Non-vested at September 30, 2006	2,843,112	$53.04	138,978	$62.01

As of September 30, 2006, there was approximately $51.3 million of total unrecognized compensation cost related to RHD’s non-vested stock-based awards. The cost is expected to be recognized over a weighted average period of approximately two years. After applying RHD’s estimated forfeiture rate, we expect 2.7 million non-vested stock-based awards to vest over a weighted average period of approximately two years. The intrinsic value at September 30, 2006 of RHD’s non-vested stock-based awards expected to vest is $19.2 million and the corresponding weighted average grant date exercise price is $53.04 per share.
On February 21, 2006, RHD granted 0.1 million shares of restricted stock to certain employees, including executive officers. These restricted shares, which are settled in RHD common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of RHD’s common stock on the date of grant, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these restricted shares of $0.2 million and $1.0 million for the three and nine months ended September 30, 2006, respectively.
On February 21, 2006, RHD granted 0.6 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. On February 24, 2005, RHD granted 0.5 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $59.00 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. On July 28, 2004, RHD granted 0.9 million SARs to certain employees, including executive officers, in connection with the AT&T Directory Acquisition. These SARs, which are settled in RHD common stock, were granted at a grant price of $41.58 per share, which was equal to the market value of RHD’s common stock on the grant date, and initially were scheduled to vest entirely only after five years. The maximum appreciation of the July 28, 2004 SAR grants is 100% of the initial grant price. We recognized non-cash compensation expense related to these and other smaller SAR grants of $1.0 million and $1.4 million for the three months ended September 30, 2006 and 2005, respectively, and $9.0 million and $3.6 million for the nine months ended September 30, 2006 and 2005, respectively.
In connection with the Embarq Acquisition, RHD granted 1.5 million options (“Founders Grant”) to certain employees, including executive officers, during 2002. These options were granted in October 2002 at an exercise price equal to the market value of RHD’s common stock on the date of grant. However, the award of these options was contingent upon the successful closing of the Embarq Acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the market value of RHD’s common stock exceeded the exercise price. Accordingly, these options were accounted for as compensatory options under APB 25 and resulted in a charge of $0.3 million and $0.8 million for the three and nine months ended September 30, 2005, respectively.
In connection with the Dex Media Merger, RHD granted on October 3, 2005, 1.1 million SARs to certain employees, including executive officers. These SARs were granted at an exercise price of $65.00 (above the then prevailing market price of our common stock) and vest ratably over three years. The award of these SARs was contingent upon the successful completion of the Dex Media Merger. We recognized non-cash compensation expense related to these SARs of $0.7 million and $5.1 million for the three and nine months ended September 30, 2006, respectively.
The Dex Media Merger triggered a change in control under RHD’s stock incentive plans. Accordingly, all awards granted to employees through January 31, 2006, with the exception of stock-based awards held by executive officers and members of the Board of Directors (who waived the change of control provisions of such awards), became fully vested. In addition, the vesting conditions related to the July 28, 2004 SARs grant, noted above, were modified as a result of the Dex Media Merger, and the SARs now vest ratably over three years from the date of grant. For the three and nine months ended September 30, 2006, $0.9 million and $10.3 million, respectively, of non-cash compensation expense, which is included in the total non-cash compensation expense amounts noted above, was recognized as a result of these modifications. Non-cash stock-based compensation expense relating to existing stock options held by executive officers as of January 1, 2006, which were not modified as a result of the Dex Media Merger, as well as non-cash stock-based compensation expense from smaller grants issued subsequent to the Dex Media Merger not mentioned above, totaled $2.0 million and $7.3 million for the three and nine months ended September 30, 2006, respectively.

Upon adoption of SFAS No. 123 (R), pro forma disclosure permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) is no longer a permitted alternative. As RHD and the Company adopted SFAS No. 123 (R), as of January 1, 2006, using the Modified Prospective Method, the Company has provided the following pro forma disclosures of the effect on net income for the three and nine months ended September 30, 2005 as if the Company had accounted for its employee stock awards granted under the fair value method of SFAS 123 for the 2005 periods.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net income, as reported	$30,477	$64,447

Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,055	2,699

Less: Stock-based compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of related tax effects	(2,041)	(5,749)

Pro forma net income	$29,491	$61,397

The weighted average fair value of RHD stock-based awards granted during the three and nine months ended September 30, 2005 was $19.19 and $19.73 per share, respectively. The pro forma information noted above was determined based on the fair value of stock-based awards calculated using the Black-Scholes option-pricing model with the following assumptions:

September 30, 2005

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
New Accounting Pronouncements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect of SFAS No. 158 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 describes two approaches to assessing the materially of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach misstatements are deemed material, a Company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was and continues to be immaterial to the prior year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not currently anticipate any adjustments resulting from the initial implementation of SAB 108.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN No. 48 on January 1, 2007. The Company is currently assessing the impact the adoption of FIN No. 48 will have on its consolidated financial position and results of operations.
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
On January 3, 2003, we completed the Embarq Acquisition for $2.23 billion in cash and, as a result, are the publisher of Embarq-branded yellow pages directories in 18 states. In May 2006, Sprint spun-off its local telephone business as Embarq and in connection with the spin-off, we entered into new agreements with Embarq that replaced the related agreements with Sprint, except that Sprint remained bound by certain non-competition obligations. The results of the Embarq Directory Business are included in our consolidated results from and after January 3, 2003. See Note 4, “Intangible Assets and Goodwill” for additional information regarding the new Embarq agreements.
The primary purpose of each acquisition was to transform RHD and the Company into a leading publisher of yellow pages directories. The acquisitions were accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). Each purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates with the remaining consideration recorded as goodwill. Certain long-term intangible assets were identified and recorded at their estimated fair value. Identifiable intangible assets acquired include directory services agreements between the Company and Embarq and the Company and AT&T, a non-competition agreement between the Company and Sprint, customer relationships and acquired trademarks and trade names. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 4, “Intangible Assets and Goodwill” for a further description of our intangible assets and goodwill.

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
4. Intangible Assets and Goodwill
As a result of the AT&T Directory Acquisition and the Embarq Acquisition, certain intangible assets were identified and recorded at their estimated fair values. Amortization expense was $19.4 million and $18.1 million for the three months ended September 30, 2006 and 2005, respectively, and $55.9 million and $54.3 million for the nine months ended September 30, 2006 and 2005, respectively. The acquired intangible assets and their respective book values at September 30, 2006 are shown in the table below.

	Directory
	Services	Local Customer	National CMR
	Agreements	Relationships	Relationships	Trade Names	Total

Initial fair value:
AT&T	$952,500	$90,000	$55,000	$—	$1,097,500
Embarq	1,625,000	200,000	60,000	30,000	1,915,000

Total	2,577,500	290,000	115,000	30,000	3,012,500
Accumulated amortization	(162,500)	(51,836)	(13,350)	(7,500)	(235,186)

Net intangible assets	$2,415,000	$238,164	$101,650	$22,500	$2,777,314

Directory services agreements between AT&T and the Company include a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement gives us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto AT&T’s YellowPages.com platform (and any successor products as specified in the agreement). The directory publishing listing agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories. The AT&T Directory Services Agreements (other than the Internet Yellow Pages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The Internet Yellow Pages reseller agreement has a term of 5 years. The fair value assigned to the AT&T Directory Services Agreements and the Internet Yellow Pages reseller agreement of $950.0 million and $2.5 million, respectively, was based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years and 5 years, respectively.
Directory services agreements between Embarq and the Company, which were executed in May 2006 in conjunction with Sprint’s spin-off of its local telephone business, include a directory services license agreement, a trademark license agreement and a non-competition agreement with certain affiliates of Embarq, as well as a non-competition agreement with Sprint entered into in January 2003 (collectively “Embarq Directory Services Agreements”). The Embarq Directory Services Agreements replaced the previously existing analogous agreements with Sprint, except that Sprint remained bound by their non-competition agreement. The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute yellow and white pages directories for Embarq (and its successors) in 18 states where Embarq provided local telephone service at the time of the agreement. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain specified Embarq trademarks in those markets and the non-competition agreements prohibit Embarq and Sprint (and their respective affiliates and successors) in those markets from selling local directory advertising, with certain limited exceptions, or producing, publishing and distributing print directories. The Embarq Directory Services Agreements have initial terms of 50 years, commencing in January 2003, subject to automatic renewal and early termination under specified circumstances. The fair value of the Embarq Directory Services Agreements of $1.6 billion was determined based on the present value of estimated future cash flows at the time of the Embarq Acquisition in January 2003, and is being amortized under the straight-line method over 50 years.
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
In accordance with SFAS No. 142, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during this period.
5. Long-Term Debt
Long-term debt at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005

Credit Facility	$1,968,736	$2,170,915
8.875% Senior Notes due 2010	7,934	7,934
10.875% Senior Subordinated Notes due 2012	600,000	600,000

Total	2,576,670	2,778,849
Less current portion	82,167	100,234

Long-term debt	$2,494,503	$2,678,615

Credit Facility
As of September 30, 2006, our senior secured credit facility, as amended and restated (“Credit Facility”), consists of a $323.4 million Term Loan A-4, a $350 million Term Loan D-1, a $1,422 million Term Loan D-2 and a $175 million Revolving Credit Facility (the “Revolver”) for an aggregate Credit Facility of $2,270.4 million. All Term Loans require quarterly principal and interest payments. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As of September 30, 2006, the outstanding balances of Term Loans A-4, D-1, and D-2 totaled $1,968.7 million, comprised of $197.6 million, $345.2 million and $1,407.5 million, respectively, and $18.4 million was outstanding under the Revolver (with an additional $0.4 million utilized under a standby letter of credit). The Revolver and Term Loan A-4 mature in December 2009 and Term Loans D-1 and D-2 mature in June 2011. The weighted average interest rate of outstanding debt under the Credit Facility was 6.88% and 6.21% at September 30, 2006 and December 31, 2005, respectively.
As amended, as of September 30, 2006, RHDI’s Credit Facility bears interest, at our option, at either:
•	The higher of (i) a base rate as determined by the Administrative Agent, Deutsche Bank Trust Company Americas and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and in each case, plus a 0.25% margin on the Revolver and Term Loan A-4 and a 0.50% margin on Term Loan D-1 and Term Loan D-2; or

•	The LIBOR rate plus a 1.25% margin on the Revolver and Term Loan A-4 and a 1.50% margin on Term Loan D-1 and Term Loan D-2. We may elect interest periods of 1, 2, 3 or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
The Credit Facility and the indentures governing the notes (described below) contain usual and customary negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of our and our subsidiaries and RHD’s assets, including our capital stock and the capital stock of our subsidiaries, are pledged to secure the obligations under the Credit Facility.
Notes
In connection with the Embarq Acquisition, we issued $325 million 8.875% Senior Notes due 2010 (“Senior Notes”) and $600 million 10.875% Senior Subordinated Notes due 2012 (“Subordinated Notes”). RHD and our direct and indirect wholly owned subsidiaries jointly and severally, fully and unconditionally, guarantee these notes. These notes are our unsecured obligations and interest is paid on these notes semi-annually on June 15th and December 15th. On December 20, 2005, we repurchased through a tender offer and exit consent solicitation $317.1 million of the Senior Notes. Proceeds from our Credit Facility’s $350 million Term Loan D-1 were used to fund the partial repurchase of the Senior Notes, a call premium of $25.3 million and pay transaction costs of the tender offer. The partial repurchase of the Senior Notes has been accounted for as an extinguishment of debt.

6. Restructuring Charges
The table below shows the activity in our restructuring reserves for the three and nine months ended September 30, 2006.

	2003	2005
	Restructuring	Restructuring
Three months ended September 30, 2006	Actions	Actions	Total

Balance at June 30, 2006	$1,276	$5,740	$7,016
Payments	(169)	(194)	(363)

Balance at September 30, 2006	$1,107	$5,546	$6,653

	2003	2005
	Restructuring	Restructuring
Nine months ended September 30, 2006	Actions	Actions	Total

Balance at December 31, 2005	$1,577	$6,472	$8,049
Payments	(470)	(926)	(1,396)

Balance at September 30, 2006	$1,107	$5,546	$6,653

During the first quarter of 2005, we completed a restructuring relating to the integration of the AT&T Directory Business. Approximately 63 employees were affected by the restructuring, 57 were terminated during the first quarter of 2005, and 6 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we have vacated certain of our leased facilities in Chicago, Illinois. We estimated the costs associated with the terminated employees and the abandonment of certain of our leased facilities to be approximately $8.8 million and such costs were charged against goodwill during the first quarter of 2005. Payments made with respect to severance and relocation during the three months ended September 30, 2006 were less than $0.1 million and were $0.1 million for the nine months ended September 30, 2006. Payments of $0.3 million and $1.3 million were made with respect to severance and relocation during the three and nine months ended September 30, 2005. Payments of $0.2 million and $0.8 million, net of sublease income, were made during the three and nine months ended September 30, 2006, respectively, with respect to leased facilities in Chicago, Illinois. Payments of $0.3 million and $0.7 million, net of sublease income, were made with respect to the leased facilities for the three and nine months ended September 30, 2005, respectively. The remaining lease payments will be made through 2012.
Following the Embarq Acquisition on January 3, 2003, we consolidated publishing and technology operations, sales offices and administrative personnel and relocated the headquarters functions from Overland Park, Kansas and Purchase, New York to Cary, North Carolina. Approximately 140 people were affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of whom 75 have been included in the restructuring reserve. The remaining 65 people relocated with the Company. In 2003, a $2.2 million reserve was recorded, with an offsetting charge to goodwill, representing the closure of the pre-press publishing facility operated in Blountville, Tennessee. The reserve represented the remaining lease payments, net of estimated sub-lease income, on the pre-press facility. Net payments of $0.1 million and $0.2 million were made with respect to the former pre-press publishing facility during the three and nine months ended September 30, 2006, respectively. Net payments with respect to the former pre-press publishing facility were less than $0.1 million for the three months ended September 30, 2005 and were $0.2 million for the nine months ended September 30, 2005. Remaining payments will be made through 2012. A reserve of $2.1 million was recorded during the second quarter of 2004, representing the estimated fair value of the remaining lease payments, net of estimated sub-lease income, on the former headquarters office lease in New York. Net payments of $0.1 million and $0.3 million were made with respect to the former headquarters office lease during the three and nine months ended September 30, 2006, respectively. Net payments of $0.2 million and $0.7 million were made with respect to the former headquarters office lease during the three and nine months ended September 30, 2005, respectively. Payments will be made through the remainder of 2006.

7. Benefit Plans
Retirement Plans. RHD has a cash balance defined benefit pension plan covering substantially all RHD Inc. employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Pension costs, on an annual basis, are determined using the projected unit credit actuarial cost method. RHD’s funding policy is to contribute an amount at least equal to the minimum legal funding requirement. RHD was not required to make and has not made any contributions for the three and nine months ended September 30, 2006 and 2005, respectively. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. RHD uses a measurement date of December 31 for the majority of its plan assets.
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
In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), the following table provides the components of legacy RHD’s net periodic benefit cost for the three and nine months ended September 30, 2006 and 2005:

	Pension Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Service cost	$1,352	$1,183	$4,056	$3,867
Interest cost	1,691	1,610	5,073	4,796
Expected return on plan assets	(2,063)	(2,091)	(6,188)	(6,271)
Unrecognized prior service cost	33	28	100	104
Amortization of unrecognized loss	468	343	1,403	983

Net periodic benefit cost	$1,481	$1,073	$4,444	$3,479

	Postretirement Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Service cost	$183	$187	$547	$563
Interest cost	313	273	937	817
Unrecognized prior service cost	202	240	608	720
Amortization of unrecognized loss	65	25	195	75

Net periodic benefit cost	$763	$725	$2,287	$2,175

RHD expects to make contributions of approximately $3.9 million to pension and postretirement benefit plans covering RHD Inc. employees in 2007.

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
10. Related Party Transactions and Allocations
Financing activities are managed by RHD on a centralized basis. Under this centralized cash management program, RHD and the Company advance funds to each other. These intercompany net advances are classified as non-current assets or liabilities and were non-interest bearing during the three and nine months ended September 30, 2006 and 2005. The Company does not plan to settle intercompany balances with RHD during the next twelve months; therefore, classification of all intercompany receivables and payables are deemed non-current.
11. Guarantees
We are a direct wholly owned subsidiary of RHD and the issuer of the Senior Notes and Subordinated Notes. RHD and our direct and indirect wholly owned subsidiaries jointly and severally, fully and unconditionally, guarantee these debt instruments. At September 30, 2006 and December 31, 2005, our direct wholly-owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc., DonTech Holdings, LLC, The DonTech II Partnership, R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC, R.H. Donnelley Publishing & Advertising of Illinois Partnership and Get Digital Smart.com Inc.

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
Corporate Overview
RHD Inc., a wholly owned subsidiary of R.H. Donnelley Corporation (“RHD”), is a leading print and online directory publisher in the United States. We publish Embarq (formerly known as Sprint) branded directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million directories serving approximately 160,000 local and national advertisers. We also publish AT&T (formerly known as SBC) branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million directories serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in all of our Embarq markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com.
On January 31, 2006, our parent, RHD, acquired Dex Media, Inc. (“Dex Media”) for an equity purchase price of $4.1 billion consisting of RHD common stock valued at $2.2 billion and $1.9 billion in cash (the “Dex Media Merger”). RHD also assumed all of Dex Media’s outstanding indebtedness with a fair value of $5.5 billion (together with other costs for a total aggregate purchase price of $9.7 billion). Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest is the primary incumbent local exchange carrier (“ILEC”). The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of yellow pages directories, as well as to combine the complementary strengths of both companies. Following the closing of the Dex Media Merger, RHD is the third largest print and online directory publisher in the United States, based on revenue. The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates as Dex Media Inc., one of RHD’s direct, wholly owned subsidiaries. As such, the results of the Dex Media Business are not included in the Company’s operating results.
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

On January 3, 2003, we completed the acquisition of the directory business (the “Embarq Directory Business”) of Sprint Nextel Corporation, (“Sprint”) (formerly known as Sprint Corporation) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (collectively, the “Embarq Acquisition”) for $2.23 billion in cash and, as a result, are the publisher of Embarq (formerly Sprint) branded yellow pages directories in 18 states. In May 2006, Sprint spun-off its local telephone business as Embarq Corporation (“Embarq”) and in connection with the spin-off, we entered into new agreements with Embarq that replaced the related agreements with Sprint, except that Sprint remains bound by certain non-competition obligations. The results of the Embarq Directory Business are included in our consolidated results from and after January 3, 2003. The Embarq Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., an indirect wholly owned subsidiary of the Company.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect of SFAS No. 158 on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 describes two approaches to assessing the materially of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach misstatements are deemed material, a Company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was and continues to be immaterial to the prior year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not currently anticipate any adjustments resulting from the initial implementation of SAB 108.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN No. 48 on January 1, 2007. The Company is currently assessing the impact the adoption of FIN No. 48 will have on its consolidated financial position and results of operations.
The Company has reviewed other new accounting standards not identified above and does not believe any other new standards will have a material impact on the Company’s financial position or operating results.
Segment Reporting
Management reviews and analyzes its business of publishing yellow pages directories as one operating segment.

RESULTS OF OPERATIONS
Nine months ended September 30, 2006 and 2005
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
GAAP Reported Results
Net Revenue
The components of our net revenue for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
(amounts in millions)	2006	2005	$ Change

Gross directory advertising revenue	$778.9	$694.2	$84.7
Sales claims and allowances	(8.4)	(6.7)	(1.7)

Net directory advertising revenue	770.5	687.5	83.0
Other revenue	7.7	8.0	(0.3)

Total	$778.2	$695.5	$82.7

Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenue also includes revenue for Internet-based advertising bundled with print advertising. Directory advertising revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Revenue from directory advertising sales is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when the directory is published and recognized ratably over the directory’s life, which is typically 12 months.
Revenue from other products and services are recognized as delivered or fulfilled. Other revenue includes late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other print and internet products.
Total net revenue for the nine months ended September 30, 2006 was $778.2 million, compared to $695.5 million for the same period in the prior year. The increase in total net revenue of $82.7 million from the prior year is primarily a result of purchase accounting resulting from the AT&T Directory Acquisition. Due to purchase accounting, directory revenue for the nine months ended September 30, 2005 excluded the amortization of publication sales for AT&T-branded directories published before October 2004 under the deferral and amortization method totaling $85.0 million, that would have been reported in the period absent purchase accounting.

Expenses
The components of our total expenses for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
(amounts in millions)	2006	2005	$ Change

Operating expenses	$309.6	$323.2	$(13.6)
G&A expenses	50.7	44.6	6.1
D&A expenses	65.1	63.7	1.4

Total	$425.4	$431.5	$(6.1)

Substantially all expenses are derived from our directory publishing business. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs include sales commissions and print, paper and initial distribution costs. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives (“CMRs”), which act as our channel to national advertisers. All other expenses are recognized as incurred. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of directory distribution.
Operating Expenses
Total operating expenses for the nine months ended September 30, 2006 was $309.6 million, compared to $323.2 million for the same period in the prior year. The primary components of the $13.6 million decrease in operating expenses for the nine months ended September 30, 2006 are shown below:

Nine Months
Ended
September 30,
2006
(amounts in millions)	$ Change
Expenses related to the AT&T Directory Business excluded from the corresponding 2005 period due to purchase accounting from the AT&T Directory Acquisition	$14.8
Increased bad debt expense, commissions and sales costs	16.2
Stock-based compensation expense resulting from the adoption of SFAS No. 123(R)	8.1
Difference between amortization of cost uplift in 2006 compared to 2005 from the AT&T Directory Acquisition	(52.6)
All other	(0.1)

Total decrease in operating expenses for the nine months ended September 30, 2006, compared to the same period in 2005	$(13.6)

Operating expenses for the nine months ended September 30, 2006 decreased $13.6 million, when compared to the corresponding period in the prior year, primarily as a result of the AT&T Directory Acquisition. Operating expenses for the nine months ended September 30, 2005 excluded $14.8 million of deferred commissions, print and delivery costs for directories that published prior to the AT&T Directory Acquisition that were not reported due to purchase accounting. Bad debt expenses, commissions, and sales costs were higher for the nine months ended September 30, 2006 by $16.2 million, compared to the prior year, due to higher sales volume in certain markets and an overall increase in costs.

As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the AT&T Directory Acquisition at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs was determined to be $81.3 million for the AT&T Directory Acquisition. These costs are amortized as operating expenses over the terms of the applicable directories and such amortization totaled $2.1 million for the nine months ended September 30, 2006, resulting in a decrease of $52.6 million from amounts reported for the prior year of $54.7 million.
Operating expenses for the nine months ended September 30, 2006 were also impacted by $8.1 million of non-cash stock-based compensation expense resulting from SFAS No. 123 (R), which the Company adopted effective January 1, 2006, with no comparable expense in the prior year. The nine months ended September 30, 2006 includes $3.7 million of non-cash stock-based compensation expense resulting from modifications to stock-based awards due to acceleration of vesting terms relating to change in control provisions in those awards as a result of the Dex Media Merger. Operating expenses include non-cash stock-based compensation expense for employees whose wages are classified as operating expenses.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the nine months ended September 30, 2006 was $50.7 million, compared to $44.6 million for the nine months ended September 30, 2005. The increase in G&A expenses from the prior year of $6.1 million is primarily due to $14.3 million of non-cash stock-based compensation expense resulting from SFAS No. 123 (R), which the Company adopted effective January 1, 2006, with no comparable expense in the prior year, offset by a reduction in general corporate expenses. The nine months ended September 30, 2006 includes $6.6 million of non-cash stock-based compensation expense resulting from modifications to stock-based awards due to acceleration of vesting terms relating to change in control provisions in those awards as a result of the Dex Media Merger. G&A expenses include non-cash stock-based compensation expense for employees whose wages are classified as G&A expenses.
Depreciation and Amortization
Depreciation and amortization (“D&A”) expenses for the nine months ended September 30, 2006 was $65.1 million, compared to $63.7 million for the nine months ended September 30, 2005. Amortization of intangible assets was $55.9 million for the nine months ended September 30, 2006, compared to $54.3 million for the nine months ended September 30, 2005. Depreciation of fixed assets and amortization of computer software was $9.2 million for the nine months ended September 30, 2006, compared to $9.4 million for the nine months ended September 30, 2005.
Operating Income
Operating income for the nine months ended September 30, 2006 and 2005 was as follows:

	Nine Months Ended September 30,
(amounts in millions)	2006	2005	$Change

Total	$352.8	$264.0	$88.8

Operating income for the nine months ended September 30, 2006 was $352.8 million, representing an increase of $88.8 million from operating income of $264.0 million, for the same period in the prior year. The increase in operating income for the nine months ended September 30, 2006 was primarily a result of the AT&T Directory Acquisition and the related purchase accounting impact on our revenues and expenses, as described above, offset by stock-based compensation expense recognized as a result of the adoption of SFAS No. 123 (R).

Interest Expense, Net
Net interest expense for the nine months ended September 30, 2006 was $146.5 million, compared to $158.7 million for the same period in the prior year. The decrease in net interest expense of $12.2 million is a result of lower average outstanding debt balances offset by higher interest rates, compared to the prior year period. Net interest expense for the nine months ended September 30, 2006 includes $9.6 million of non-cash amortization of deferred financing costs, compared to $11.6 million of non-cash amortization of deferred financing costs for the same period in the prior year.
Income Taxes
The effective tax rate on income before income taxes of 38.0% for the nine months ended September 30, 2006 compares to 39.0% on income before income taxes for the same period in the prior year. The year-to-date effective rate as of September 30, 2006 reflects a decrease in the state and local tax rate as a result of the integration of the Dex Media Business combined with favorable treatment of certain purchase accounting adjustments on a consolidated RHD basis.
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
The Company is exposed to potential defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using advertiser and telephone subscriber data. If such data were determined to be inaccurate or if data stored by us were improperly accessed and disseminated by us or by unauthorized persons, the subjects of our data and users of the data we collect and publish could submit claims against the Company. Although to date we have not experienced any material claims relating to defamation or breach of privacy, we may be party to such proceedings in the future that could have a material adverse effect on our business.
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
Item 3. Defaults Upon Senior Securities
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 5. Other Information
None

Item 6. Exhibits
     (a) Exhibits:

Exhibit No.	Document

2.1#	Stock Purchase Agreement, dated as of September 21, 2002, by and among RHD, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 333-59287)

2.2	Supplemental Agreement to Stock Purchase Agreement, dated as of December 31, 2002, by and among RHD, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 333-59287)

2.3#	Purchase Agreement, dated as of July 28, 2004, by and among RHD, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2004, Commission File No. 333-59287)

2.4	Amendment No. 1 to the Purchase Agreement, dated as of September 1, 2004, by and among RHD, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.1	Indenture, dated as of December 3, 2002, between the Company (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.2	Form of 8.875% Senior Notes due 2010 (included in Exhibit 4.1)

4.3	Supplemental Indenture, dated as of January 3, 2003, among the Company., as Issuer, RHD and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.4	Second Supplemental Indenture, dated as of September 1, 2004, by and among the Company , the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

Exhibit No.	Document

4.5	Third Supplemental Indenture, dated as of December 6, 2005, by and among the Company, as Issuer, RHD and the subsidiary guarantors named therein, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2005, Commission File No. 333-59287)

4.6	Guarantees relating to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.7	Senior Guarantees relating to Second Supplemental Indenture to the Indenture governing the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

4.8	Indenture, dated as of December 3, 2002, between the Company (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of the Company (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.9	Form of 10.875% Senior Subordinated Notes due 2012 (included in Exhibit 4.8)

4.10	Supplemental Indenture, dated as of January 3, 2003, among the Company, as Issuer, RHD and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.11	Second Supplemental Indenture, dated as of January 9, 2004, among the Company, as Issuer, RHD and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 333-59287)

4.12	Third Supplemental Indenture, dated as of September 1, 2004, by and among the Company, and the guarantors party thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

4.13	Guarantees relating to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.14	Senior Subordinated Guarantees relating to the Third Supplemental Indenture to the Indenture governing the 10.875% Notes due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

10.1#	DonTech II Partnership Agreement, effective August 19, 1997, by and between the Company (f/k/a The Reuben H. Donnelley Corporation) and R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

Exhibit No.	Document

10.2	Amendment No. 1 to DonTech II Partnership Agreement, dated as of January 28, 2000, between the Company and R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 333-59287)

10.3#	Revenue Participation Agreement, dated as of August 19, 1997, by and between R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to APIL Partners Partnership, and R.H. Donnelley APIL, Inc., as assignee of the Company (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.4#	Master Agreement, executed August 19, 1997, by and among the Company (f/k/a The Reuben H. Donnelley Corporation), RHD (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287) This agreement is no longer in effect.

10.5#	Exclusive Sales Agency Agreement, effective August 19, 1997, between R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to APIL Partners Partnership, and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.6	Agreement for Publishing Services, dated as of January 1, 2002, between Ameritech Publishing Inc. and the Company (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2002, Commission File No. 001-07155) This agreement is no longer in effect

10.7#	Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 333-59287) This agreement is no longer in effect.

10.8#	Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 333-59287) This agreement is no longer in effect.

10.9#	Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 333-59287) This agreement is no longer in effect.

Exhibit No.	Document

10.10	Non-Competition Agreement, dated as of January 3, 2003, by and among RHD, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 333-59287)

10.11	Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 333-59287) This agreement is no longer in effect.

10.12	Directory Services License Agreement, dated as of May16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon L.L.C., R.H. Donnelley Directory Company, Embarq Corporation, Embarq Directory Trademark Company, LLC and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.6 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.13	Trademark License Agreement, dated as of May16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon L.L.C., R.H. Donnelley Directory Company and Embarq Directory Trademark Company, LLC (incorporated by reference to Exhibit 10.7 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.14	Publisher Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon L.L.C., R.H. Donnelley Directory Company and Embarq Corporation (incorporated by reference to Exhibit 10.8 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.15	Non-Competition Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising, Inc., CenDon L.L.C., R.H. Donnelley Directory Company, Embarq Corporation, Embarq Directory Trademark Company, LLC and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.9 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.16	Subscriber Listings Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.10 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.17	Standstill Agreement, dated as of May 16, 2006, by and between R.H. Donnelley Publishing & Advertising, Inc. and Embarq Corporation (incorporated by reference to Exhibit 10.11 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.18#	Directory Services License Agreement, dated as of September 1, 2004, among RHD, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

Exhibit No.	Document

10.19	Non-Competition Agreement, dated as of September 1, 2004, between RHD and SBC Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

10.20	SMARTpages Reseller Agreement, dated as of September 1, 2004, among SBC Communications, Inc., Southwestern Bell Yellow Pages, Inc., SBC Knowledge Ventures, L.P., RHD, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership) and DonTech II Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

10.21	Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

10.22#	Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among, the Company, as borrower, RHD, the lenders from time to time parties thereto, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank and Bear Stearns Corporate Lending Inc., as co-syndication agents, Citicorp North America, Inc. and Goldman Sachs Credit Partners L.P., as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No.333-59287)

10.23	First Amendment, dated as of December 6, 2004, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among the Company, RHD, the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and J.P. Morgan Securities Inc. as sole bookrunner and sole lead arranger and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 333-59287)

10.24	Second Amendment, dated as of January 7, 2005, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among the Company, RHD, the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 333-59287)

10.25#	Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, RHD, the several banks and other financial institutions or entities from time to time parties thereto as lenders, J.P. Morgan Securities Inc. and Deutsche Bank Trust Company Americas, as co-lead arrangers and joint-bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, Bear Stearns Corporate Lending Inc., Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., UBS Securities LLC and Wachovia Bank, National Association, as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 333-59287)

Exhibit No.	Document

10.26	First Amendment, dated as of April 24, 2006, to the Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, RHD, the several banks and other financial institutions or entities from time to time parties thereto as lenders, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1, RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)

10.27	Amended and Restated Guaranty and Collateral Agreement, dated as of September 1, 2004, by and among the Company, RHD., R.H. Donnelley APIL, Inc., R.H. Donnelley Publishing & Advertising, Inc., Get Digital Smart.com Inc., R.H. Donnelley Publishing & Advertising of Illinois Partnership, DonTech II Partnership, DonTech Holdings, LLC, and R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

10.28	Second Amended and Restated Guaranty and Collateral Agreement, dated as of December 13, 2005, by and among the Company, RHD, and the subsidiaries of the Company party thereto, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 333-59287)

10.29	Reaffirmation, dated as of December 6, 2004, by RHD, the Company and its subsidiaries in favor of Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 333-59287)

10.30	Reaffirmation, dated as of April 24, 2006, among RHD, the Company and its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)

10.31	Letter from Sprint Nextel Corporation dated as of May 16, 2006 acknowledging certain matters with respect to the Non-Competition Agreement described above as Exhibit 10.10 (incorporated by reference to Exhibit 10.12 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2006 by David C. Swanson, Chairman and Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2006 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2006 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer of the Company, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for the Company

*	Filed herewith.

^	Management contract or compensatory plan.

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY INC.

Date: November 8, 2006	By:	/s/ Steven M. Blondy

Steven M. Blondy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

R.H. DONNELLEY INC.

Date: November 8, 2006	By:	/s/ Jeffrey A. Smith

Jeffrey A. Smith
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2006 by David C. Swanson, Chairman and Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2006 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2006 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer of the Company, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for the Company

*	Filed herewith