Form 10-K
period 2006-12-31
DONNELLEY R H INC
filed 2007-03-28
CIK 1065310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant
to Sections 13 or 15(d) of the Securities Exchange Act of 1934
(Mark one)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ] No [ X ]
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [X] No [  ]
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [  ]          Accelerated filer [  ]          Non-accelerated filer [ X ]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]
As of February 15, 2007, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.
THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF R.H. DONNELLEY CORPORATION. THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

* Omitted pursuant to General Instruction I(2)(c) of Form 10-K

** Omitted pursuant to General Instruction I(2)(a) of Form 10-K

*** Pursuant to General Instruction I(2)(a) of Form 10-K: (i) the information called for by Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been omitted and (ii) the registrant is providing a Management’s Narrative Analysis of Results of Operations.

PART I
ITEM 1. BUSINESS.
General
R.H. Donnelley Inc. is a direct wholly-owned subsidiary of R.H. Donnelley Corporation (“RHD” or “parent”). Except where otherwise indicated, the terms “Company,” “RHD Inc.,” “RHDI,” “we,” “us” and “our” refer to R.H. Donnelley Inc. and its direct and indirect wholly-owned subsidiaries. As of December 31, 2006, RHD Inc.’s direct wholly-owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc., DonTech Holdings, LLC, The DonTech II Partnership, R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC, R.H. Donnelley Publishing & Advertising of Illinois Partnership and Get Digital Smart.com Inc. Our parent’s executive offices are located at 1001 Winstead Drive, Cary, North Carolina 27513 and our parent’s telephone number is (919) 297-1600. Our parent’s Internet Website address is www.rhd.com. We make available free of charge on our parent’s Website our annual and quarterly reports, including amendments to such reports, as soon as practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our filings can also be obtained from the SEC Website at www.sec.gov. However, the information found on our parent’s Website or the SEC Website is not part of this annual report.
On August 9, 1961, The Reuben H. Donnelley Corporation was formed as a Delaware corporation. On August 31, 1961, The Reuben H. Donnelley Corporation became a wholly-owned subsidiary of The Dun and Bradstreet Corporation through an exchange of common stock. Our parent, RHD, was formed on February 6, 1973 as a Delaware corporation. In November 1996, RHD then known as The Dun & Bradstreet Corporation separated through a spin-off into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation, and Cognizant Corporation. In June 1998, The Dun & Bradstreet Corporation separated through a spin-off into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. As a result of this spin-off, The Reuben H. Donnelley Corporation became an operating segment of RHD and formally changed its name to R.H. Donnelley Inc. on May 18, 1998.
Corporate Overview
Our parent is one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. We publish and distribute advertiser content utilizing two of the most highly recognizable brands in the industry, Embarq (formerly known as Sprint) and AT&T (formerly known as SBC). Our “triple-play” integrated marketing solutions assist advertisers by attracting large volumes of ready-to-buy consumers through the combination of our print directories, Internet Yellow Pages (“IYP”) and search engine marketing (“SEM”) and search engine optimization (“SEO”) services. During 2006, our print and online solutions helped approximately 250,000 national and local businesses in 18 states reach consumers who were actively seeking to purchase products and services. Our approximately 800 sales representatives work on a daily basis to help bring these local businesses and consumers together to satisfy their mutual objectives utilizing our “triple play” products and services.
During 2006, we published and distributed more than 30 million print directories in many of the country’s most attractive growth markets including Las Vegas and Orlando and Lee County, Florida. Our print directories provide comprehensive local information to consumers, facilitating their active search for products and services offered by local merchants.
Our online products and services (IYP, SEM and SEO) provide merchants with additional reach to connect with consumers who are actively seeking to purchase products and services on the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary IYP sites, but extend to other major online search platforms, including Google®, Yahoo!® and MSN ®, providing additional qualified leads for our advertisers. We also help local businesses take advantage of the expanding online market by assisting them to determine the optimal display of information in their IYP profile or the right combination of SEM and SEO tactics for prominent appearance on the Internet.
This compelling set of “triple play” products and services, in turn, generates among the strongest returns for advertisers of any advertising media available today. This strong advertiser return uniquely positions RHDI and its 800 sales representatives as trusted advisors for marketing support and service in the local markets we serve.

Significant Business Developments
On January 31, 2006, our parent, RHD, acquired Dex Media, Inc. (“Dex Media”) for an equity purchase price of $4.1 billion consisting of 36,547,381 shares of RHD common stock valued at $2.2 billion and $1.9 billion in cash (the “Dex Media Merger”). RHD also assumed all of Dex Media’s and its subsidiaries’ outstanding indebtedness with a fair value of $5.5 billion, together with other costs for a total aggregate purchase price of $9.8 billion. Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest was the primary incumbent local exchange carrier (“ILEC”) in November 2002. Prior to the Dex Media Merger, Dex Media was a leading directory publisher in the United States. The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of yellow pages directories, as well as to combine the complementary strengths of both companies. The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates as Dex Media Inc., one of RHD’s direct, wholly-owned subsidiaries. As such, the results of the Dex Media Business are not included in the Company’s operating results.
On September 6, 2006, RHD acquired (the “Local Launch Acquisition”) Local Launch, Inc. (“Local Launch”). Local Launch is a leading local search products, platform and fulfillment provider that enables resellers to sell Internet advertising solutions to local advertisers. Local Launch specializes in search through publishing, distribution, directory and organic marketing solutions. The purpose of the Local Launch Acquisition was to support the expansion of RHD and the Company’s current local SEM and SEO offerings and provide new, innovative solutions to enhance RHD and the Company’s local SEM and SEO capabilities. The acquired business of Local Launch (“Local Launch Business”) now operates as one of RHD’s direct, wholly-owned subsidiaries. As such, the results of the Local Launch Business are not included in the Company’s operating results.
Acquisitions
AT&T Directory Acquisition
On September 1, 2004, we completed the acquisition of the directory publishing business (“AT&T Directory Business”) of AT&T Inc. (“AT&T”) (formerly known as SBC Communications, Inc., “SBC”) in Illinois and Northwest Indiana, including AT&T’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and AT&T (collectively, the “AT&T Directory Acquisition”) for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. As a result of the AT&T Directory Acquisition, we became the publisher of AT&T branded yellow pages directories in Illinois and Northwest Indiana. The results of the AT&T Directory Business have been included in our consolidated results commencing September 1, 2004. The acquired AT&T Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, one of our indirect, wholly-owned subsidiaries.
Embarq Acquisition
On January 3, 2003, we completed the acquisition of the directory business (the “Embarq Directory Business”) of Sprint Nextel Corporation (“Sprint”) (formerly known as Sprint Corporation) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (collectively, the “Embarq Acquisition”) for $2.23 billion in cash. As a result, we are the publisher of Embarq (formerly Sprint) branded yellow pages directories in 18 states. In May 2006, Sprint spun-off its local telephone business as Embarq Corporation (“Embarq”) and in connection with the spin-off, we entered into new agreements with Embarq that replaced the related agreements with Sprint, except that Sprint remains bound by certain non-competition obligations. The results of the Embarq Directory Business are included in our consolidated results commencing January 3, 2003. The Embarq Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., one of our direct wholly-owned subsidiaries.
The purpose of our acquisitions and the acquisitions of RHD was to transform RHD and the Company into a leading publisher of yellow pages directories and provider of online local commercial search services, as well as to support the expansion of our current local SEM and SEO offerings and to provide new, innovative solutions to enhance our local SEM and SEO capabilities. These acquisitions were accounted for as purchase business combinations and the purchase price for each acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on each acquisition date. Please see

“Management’s Narrative Analysis of Results of Operations” in Item 7 of this annual report for more information regarding the financing and the accounting for, and financial implications of, these acquisitions.
Historical Overview
Prior to RHD’s completion of the Dex Media Merger, we were the sixth largest print directory publisher in the United States, producing 384 directories in 19 states with an annual distribution of more than 28 million directories. Previously, all of RHD’s operations were conducted through RHD Inc., which was then RHD’s only direct wholly-owned subsidiary. Our advertiser base consisted of local and national advertisers with local businesses representing approximately 85% of gross revenues. Our directory coverage areas included a number of states with attractive demographics and rapidly growing populations, including Florida, Nevada, North Carolina and Virginia, as well as Illinois, including the large metropolitan area of Chicago.
Prior to the Embarq Acquisition, we were one of the largest independent sales agents and pre-press vendors for yellow pages advertising in the United States. As a result, our 2002 revenue reflected sales commissions and pre-press fees from, or other transactions with, our business partners, including Embarq and AT&T. Commencing in 2003 following the Embarq Acquisition, our operating and financial results reflected our yellow pages publishing business, rather than our former business as a sales agent and pre-press vendor for yellow pages advertising on behalf of other publishers. As a publisher, we report the full value of advertising sales and certain direct costs under the deferral and amortization method. DonTech’s business remained unchanged following the Embarq Acquisition, but our investment in DonTech was eliminated in connection with the AT&T Directory Acquisition on September 1, 2004. During 2003 and in 2004 until the AT&T Directory Acquisition, we continued to earn revenue from pre-press publishing and other ancillary services related to the AT&T Directory Business and we continued to report partnership income from our investment in DonTech. As a result of the AT&T Directory Acquisition, AT&T ceased paying us revenue participation income, we began consolidating all net profits from DonTech and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing September 1, 2004 and, accordingly, the previously reported DonTech operating segment was no longer applicable.
Segment Reporting
We currently operate under one reportable segment. See Item 8, “Financial Statements and Supplementary Data” – Note 13, “Business Segments” for additional information.
Products and Services
In every market that we serve, we offer an integrated solution of print and digital products and services.
Print Products
We publish both a white pages section and a yellow pages section in our print directory products. Whenever practicable, we combine the two sections into one directory. In large markets where it is impractical to combine the two sections into one volume, separate stand-alone white and yellow pages directories are normally published at the same time.
These directories are designed to meet the advertising needs of local and national businesses and the informational needs of local consumers. The diversity of advertising options available enables us to create customized advertising programs that are responsive to specific advertiser needs and financial resources. The yellow pages and white pages print directories are also efficient sources of information for consumers, featuring a comprehensive list of businesses in the local market that are conveniently organized under thousands of directory headings.
We have three primary types of printed directories: core directories, community directories and Plus companion directories. Core directories generally cover large population or regional areas, whereas community directories typically focus on a sub-section of the areas addressed by corresponding core directories. The Plus companion directory is a small format directory used in addition to the core and community directories. It is complementary to the core directory, with replicated advertising from the core directory available for an additional charge. Most core directories contain yellow pages, white pages and specialty sections. These print directory advertising products can be broken down into three basic categories: Yellow Pages, White Pages and Specialty/Awareness Products.

Yellow Pages
We offer businesses a basic listing at no charge in the relevant edition of our yellow pages directories. This listing includes the name, address and telephone number of the business and is included in alphabetical order in the relevant classification.
A range of paid advertising options is available in our yellow pages directories, as set forth below:
Listing options — Advertisers may enhance their complimentary listing in several ways. They may pay to have a listing highlighted or set in a bolder typeface, both of which increase the visibility of the listing. Advertisers may also purchase extra lines of text to convey information, such as hours of operation or a more detailed description of their business.
In-column advertising options — For greater prominence on a page, an advertiser may expand a basic alphabetical listing by purchasing advertising space in the column in which the listing appears. The cost of in-column advertising depends on the size and type of the advertisement purchased. In-column advertisements may include such features as bolding, special fonts, color, trademarks and graphics.
Display advertising options — A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. The cost of display advertisements depends on the size and type of advertisement purchased. Display advertisements are placed usually at the front of a classification, and are ordered first by size and then by advertiser seniority. This process of ordering provides a strong incentive for advertisers to renew their advertising purchases from year to year and to increase the size of their advertisements to ensure that their advertisements continue to receive priority placement. Display advertisements range in size from a quarter column to as large as two pages, referred to as a “double truck” advertisement. Display advertisers are offered various levels of color including spot-four color, enhanced color, process photo and hi-impact.
White Pages
State public utilities commissions require the local exchange carriers (“LEC”) affiliated with us, Embarq and AT&T, to produce white pages directories to serve their local service areas. Through the publishing agreements held by us separately with Embarq and AT&T, the LECs have contracted with us to publish these directories for decades to come. Our publishing agreement with Embarq runs through 2052 and our publishing agreement with AT&T runs through 2054. By virtue of these agreements, we provide a white pages listing to every residence and business in a given area that sets forth the name, address and phone number of each residence or business unless they have requested not to be listed.
Advertising options in white pages include bolding and highlighting for added visibility, extra lines for the inclusion of supplemental information and in-column and display advertisements. In certain cases, the relevant LEC can sell various forms of enhanced white pages listings.
Specialty/Awareness Products
In addition to these primary products, our lines of “awareness products” allow businesses to advertise in a variety of high-visibility locations on or in a directory. Each directory has a limited inventory of awareness products, which provide high value to advertisers and are priced at a premium to in-column and display advertisements. Not all products are available in all markets. The Company’s awareness products include:
Tabs — Cardstock, full-color insert with advertising on either side that is bound inside and separates key sections of the directory. These inserts enable advertisers to achieve prominence and increase the amount of information displayed to directory users.
Cover Items — Ad space on the covers includes the outside back cover and inside front and back covers. Cover items offer prominent placement to gain exposure and build brand recognition every time the directory is used.
Blow-in Cards — Similar to magazine subscription cards, this card stock advertising is blown into the directory at random locations to capture a consumer’s attention and spark the need for the service or product.
Delivery bags — Premium awareness space located on the bags used in the delivery of most print directories.

Ride-alongs — Premium insert programs through which the publishers help businesses deliver messages and promotional offers to customers in conjunction with directories delivered right to the mailbox or doorstep. Advertisers can choose between total market coverage inserts that “ride-along” with the new edition of directories as they are delivered to users, or new mover delivery inserts reaching the lucrative market of new movers within a few days of their new phone service connection.
Online Products and Services
To complement our print directory product portfolio, our “triple-play” integrated solutions also assist advertisers by addressing consumer’s local commercial search needs through a combination of IYP and SEM and SEO services.
In the AT&T and Embarq footprints, our Internet-based directory product is an online version of the print product rather than a local destination search site. We offer a suite of Internet-based directory services targeted at specific geographies. During 2007, we intend to introduce our parent’s additional features and advertising functionality, acquired in the Dex Media Merger, throughout the AT&T and Embarq markets.
During 2006, our chicagolandyp.com (and similar URLs in Illinois and Northwest Indiana) and bestredyp.com sites allowed users to search deep into the content of local yellow pages advertisements to return more relevant results for their local directional searches. For each of the online directory sites, we provide a city portal with information about the targeted market, along with electronic versions of the white page and yellow pages directories. In addition, each site provides users with national yellow pages and white pages search capability, allowing users to conduct searches for content outside of our footprint.
In 2006, we introduced RHD branded SEM products into markets across the AT&T and Embarq footprints. In these markets, we have used several different SEM business models (including a guaranteed model, which provides advertisers with a guaranteed number of references, or “clicks,” to their website over the contract term for a fixed monthly price), in order to determine which model would serve customers most effectively for the long-term.
During 2006, we continued to sell products associated with our 2004 reseller agreement with AT&T, which expires in 2009, onto the YellowPages.com platform. The agreement grants us the (a) exclusive right to sell to local advertisers within Illinois and Northwest Indiana Internet yellow pages advertising focused upon products and services to be offered within that territory, and (b) non-exclusive right to sell to local (excluding National advertisers) advertisers within Illinois and Northwest Indiana Internet yellow pages advertising focused upon products and services to be offered outside of that territory, in each case, onto the YellowPages.com platform.
Business Cycle Overview
Our print directories usually have a 12-month directory cycle period, except Las Vegas, which has two six-month directory cycles. A publication process generally takes 15 to 20 months from the beginning of the sales cycle to the end of a directory’s life and the sales stage closes approximately 70 days prior to publication. Consistent with our print directories, our online products and services usually have a 12-month cycle period.
Sales
Our local print and online sales force is comprised of approximately 800 sales representatives.
We assign our print and online customers among premise representatives and telephone representatives based on a careful assessment of a customer’s expected advertising expenditures. This practice allows us to deploy our sales force in an effective manner. Our sales force is decentralized and locally based, operating throughout the country in local service areas. Management believes that our locally based sales force facilitates the establishment of personal, long-term relationships with local print and online advertisers that are necessary to maintain a high rate of customer renewal.
The local print and online sales channel is divided into three sales sub-channels: premise sales, telephone sales and locally centralized sales.
Premise sales representatives — conduct sales calls face to face at customers’ business locations and typically handle higher dollar and more complex accounts.
Telephone sales representatives — handle lower dollar value accounts and conduct their sales over the phone.

Locally centralized sales — include multiple types of sales efforts, including centralized sales representatives, prospector sales representatives and a letter renewal effort. These sales mechanisms are used to contact very low dollar value customers that in many cases have renewed their account for the same product for several years. Some of these centralized efforts are also focused on initiatives to recover former customers.
Management believes that formal training is important to maintaining a highly productive sales force. Our sales force undergoes ongoing training, with new sales representatives receiving approximately eight weeks of training in their first year, including classroom training on sales techniques, product portfolio, customer care and administration, standards and ethics. Following classroom training, they are accompanied on sales calls by experienced sales personnel for further training. Ongoing training and our commitment to developing best sales practices across RHDI are intended to ensure that sales representatives are able to give advertisers high-quality service and advice on appropriate advertising products and services.
In addition to our locally based sales personnel, we utilize a separate sales channel to serve our national advertisers. In 2006, national advertisers accounted for about 15% of revenue. National advertisers are typically national or large regional chains such as rental car companies, insurance companies and pizza businesses that purchase advertisements in many yellow pages directories in multiple geographic regions. In order to sell to national advertisers, we contract with third party Certified Marketing Representatives (“CMR”). CMRs design and create advertisements for national companies and place those advertisements in relevant yellow pages directories nationwide. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which then pays us after deducting its commission. We accept orders from approximately 160 CMRs and employ approximately 20 associates to manage our selling efforts to national customers and our CMR relationships.
Marketing
Our print and online sales and marketing processes are closely related and managed in an integrated manner. We believe that our marketing process, composed of both centralized and decentralized strategies and responsibilities, best suits our needs.
Our marketing process includes the functions of market management, product development and management, market research, pricing, advertising and public relations. The market management function is decentralized and coordinates with local sales management to develop market plans and products that address the needs of individual local markets. The other marketing functions are centralized and provide support to all markets as needed. We promote our value through advertising campaigns that are targeted to both advertisers and consumers. Our advertising is managed by specific market and includes television, radio, newspaper and outdoor ad placements.
Publishing and Information Services
Pre-press publishing activities include canvass and assignment preparation, sales order processing, graphics and ad composition, contract processing, white and yellow pages processing, database management and pagination. We provide comprehensive tools and information to effectively conduct sales and marketing planning, sales management, sales compensation and customer service activities. Once an individual sales campaign is complete and final advertisements have been produced, white and yellow pages are paginated, proofed and prepared for printing. Most of these functions are accomplished through an Amdocs® (“Amdocs”) publishing system, a leading industry system considered to be the standard.

Printing and Distribution
Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley & Sons Company (“R.R. Donnelley”). Although our parent and R. R. Donnelley share a common heritage, there is presently no other common ownership or business affiliation between them. Our agreement with R. R. Donnelley for the printing of Embarq and AT&T directories expires on December 31, 2014.
The delivery of directories is facilitated through several outsourcing relationships. Delivery methods utilized to distribute directories to consumers are selected based on factors such as cost, quality, geography and market need. Primary delivery methods include U.S. Postal Service and hand delivery. We have contracts with three companies for the distribution of our directories. These contracts are scheduled to expire at various times from May 2009 through May 2010. Occasionally, we use United Parcel Service or other types of expedited delivery methods. Frequently, a combination of these methods is required to meet the needs of the marketplace.
Printing, paper and distribution costs represented approximately 9% of our net revenue for the year ended December 31, 2006.
Credit Collections and Bad Debt Expense
Since most of our print and online products and services have 12-month cycles and most advertising customers are billed over the course of that 12-month period, we effectively extend credit to our customers. Many of these customers are small and medium-sized businesses with default rates that usually exceed those of larger companies. Our policies toward the extension of credit and collection activities are market specific and designed to manage the expected level of bad debt while accommodating reasonable sales growth.
Local print and online advertising customers spending above identified levels as determined appropriate by management for a particular market may be subject to a credit review that includes, among other criteria, evaluation of credit or payment history with us, third party credit scoring, credit checks with other vendors along with consideration of credit risks associated with particular headings. Where appropriate, advance payments (in whole or in part) and/or personal guarantees from business owners may be required. Beyond efforts to assess credit risk prior to extending credit to advertising customers, we employ well-developed collection strategies utilizing an integrated system of internal, external and automated means to engage customers concerning payment obligations.
Fees for national customers are generally billed upon publication of each issue of the directory in which the advertising is placed by CMRs. Because we do not usually enter into contracts with national advertisers directly, we are subject to the credit risk of CMRs on sales to those advertisers, to the extent we do not receive fees in advance. We have historically experienced favorable credit experience with CMRs.
Competition
The U.S. directory advertising industry is highly competitive and we operate in our markets with significant competition. In nearly all markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers, such as Yellow Book, the U.S. business of Yell Group Ltd., and White Directory Publishing Inc. In the past, many of these independent publishers were small, undercapitalized companies that had minimal impact on our business. However, over the past five years, Yellow Book and several other regional competitors have become far more aggressive and have grown their businesses dramatically, both through acquisition and expansion into new markets. We compete with Yellow Book in the majority of our markets. In some markets, we also compete with other incumbent publishers, such as Idearc, the directory business formerly affiliated with Verizon Communications Inc., and AT&T, including the former Bell South Publishing and Advertising business recently acquired by AT&T, in overlapping and adjacent markets.
We believe that in markets where there were already two or more competitors, new publications from independents have a greater impact on other publishers than on us. This is primarily due to the fact that virtually all independents compete on price. With a differentiated strategy designed to provide the highest value to advertisers, we have tended to be less affected by the incremental fragmentation of price sensitive advertisers resulting from new independent entry, but no assurance can be given that will continue to be the case in the future.
We also compete with other types of media, including television broadcasting, newspaper, radio, direct mail, search engines, Internet yellow pages and emerging technologies.

We believe that advertiser preference for directory advertising is due to its relatively low cost, broad demographic and geographic distribution and high consumer usage rates. Also, while overall advertising tends to track a local economy’s business cycle, directory advertising tends to be more stable and does not fluctuate as widely with economic cycles due to this preference by small to medium-sized businesses. Given the mature state of the directory advertising industry and our position in most of our markets, most independent competitors are focused on aggressive pricing to gain market share. Others focus on niche opportunities such as community or ethnic directories. Moreover, we believe the preference for directory advertising by consumers is its directional and permission-based nature, ease of use and its broad coverage of relevant businesses in the local markets. Directory advertising is attractive because consumers view directories as a free, comprehensive, non-intrusive single source of locally relevant information.
The Internet has also emerged as an attractive medium for advertisers. Although advertising on the Internet still represents only a small part of the total U.S. advertising market, as the Internet grows and high-speed Internet access has become more mainstream, it has increasingly become prevalent as an advertising medium. Most major yellow pages publishers operate an Internet-based directory business. Overall references to print yellow pages directories in the United States have gradually declined from 2002 through 2006. We believe this decline is primarily a result of increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe this decline was also a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We believe that over the next several years, references to print yellow pages directories may continue to gradually decline as users may increasingly turn to digital and interactive media delivery devices for local commercial search information. We expect overall directory usage to grow, largely due to steady growth of Internet directory usage.
Directory publishers, including us, have increasingly bundled online advertising with their traditional print offerings in order to enhance total usage and advertiser value. We compete through our IYP sites with Internet yellow pages directories of independent and other incumbent directory publishers, and with other internet sites, including those available through wireless applications, that provide classified directory information, such as YellowPages.com, Switchboard.com and Citysearch.com, and with search engines and portals, such as Yahoo!®, Google®, MSN® and others. We compete with all of these online competitors based on value, local relevance and features. We also partner with some of these online businesses where it makes strategic sense to do so to expand the reach of our advertisers to a broad online consumer base.
The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our traditional products and services. National search companies such as Google and Yahoo are focusing and placing a high priority on local commercial search initiatives. Our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We believe we are well positioned against emerging competition due to our deep local content, existing advertiser relationships, our extensive local sales force, and our ability to offer our customers complete directional advertising solutions including print directories, online directories, and SEM and SEO services.
Raw Materials
Our principal raw material is paper. It is one of our largest cost items, representing approximately 3% of our net revenue for the year ended December 31, 2006. Paper used is primarily supplied by three paper suppliers: CellMark Paper, Inc. (“CellMark”), Kruger, Inc. (“Kruger”) and Abitibi Consolidated Sales Corporation (“Abitibi”). On occasion, paper may also be supplied by Nippon Paper Industries USA, Co., Ltd. (“Nippon”) and Catalyst Paper Corporation (“Catalyst”) through their contractual agreements with our affiliate, Dex Media. Our agreements with CellMark, Kruger and Abitibi expire on December 31, 2008. Pursuant to the contracts with CellMark, Abitibi and Kruger, the price of the paper was set at inception of the contract and increases at various dates during the term of the agreement. Should the market price of the paper drop below the set prices under that contract, both parties are obligated to negotiate in good faith a lower paper price.

Intellectual Property
We own and control confidential information as well as a number of trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights that, in the aggregate, are of material importance to our business. We believe that “Donnelley” and related names, marks and logos are, in the aggregate, material to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.
We have the exclusive license to produce, publish and distribute directories for Embarq (and its successors) in the markets where Sprint provided local telephone service as of September 21, 2002 (subject to limited extensions), as well as the exclusive license to use Embarq’s name and logo on directories in those markets. These rights generally expire in 2052.
We have the exclusive license to provide yellow pages directory services for AT&T (and its successors) and to produce, publish and distribute white pages directories on behalf of AT&T in Illinois and Northwest Indiana, as well as the exclusive right to use the AT&T brand and logo on print directories in that territory. These rights generally expire in 2054.
Under license agreements for subscriber listings and directory delivery lists, Embarq and AT&T have granted to us a non-exclusive, non-transferable restricted license of listing and delivery information for persons and businesses that order and/or receive local exchange telephone services in the relevant service areas at the prices set forth in the respective agreements. Generally, we may use the listing information solely for publishing directories (in any format) and the delivery information solely for delivering directories. The term of these license agreements are generally consistent with the term of the respective publishing agreements described above.
Although we do not consider any individual trademark or other intellectual property to be material to our operations, we believe that, taken as a whole, the licenses, marks and other intellectual property rights that we acquired in conjunction with the Embarq Acquisition and AT&T Directory Acquisition are material to our business. We consider our trademarks, service marks, databases, software and other intellectual property to be proprietary, and we rely on a combination of copyright, trademark, trade secret, non-disclosure and contract safeguards for protection. We also benefit from the use of the phrase “yellow pages” and the walking fingers logo, both of which we believe to be in the public domain in the United States.
Employees
As of February 15, 2007, we had approximately 2,100 full-time employees, none of whom are subject to collective bargaining agreements, and we consider relations with our employees to be good.

ITEM 1A. RISK FACTORS
Certain statements contained in this Annual Report on Form 10-K regarding RHD Inc.’s future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimates,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks and uncertainties discussed below. Those factors may cause our actual results to differ materially from any of RHD Inc.’s forward-looking statements. All forward-looking statements attributable to us or a person on our behalf are expressly qualified in their entirety by this cautionary statement. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ.
Risks, uncertainties and contingencies include:
1) Our ability to meet substantial debt service obligations
We have a substantial amount of debt and significant debt service obligations due in large part to the financings related to the Embarq Acquisition and the AT&T Directory Acquisition. As of December 31, 2006, we had total outstanding debt of $2,554.5 million and had $119.2 million available under the revolving portion of our credit facility.
As a result of our significant amount of debt and debt service obligations, we face increased risks regarding, among other things, the following:
•	our ability to obtain additional financing in excess of the borrowing capacity under the revolving portion of our credit facility on satisfactory terms to fund working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements is limited;

•	we are more vulnerable to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that may be less leveraged;

•	we face increased exposure to rising interest rates as a portion of our debt is at variable interest rates;

•	we have reduced availability of cash flow to fund working capital requirements, capital expenditures, acquisitions or other strategic initiatives, investments and other general corporate requirements because a substantial portion of our cash flow will be needed to service our debt obligations;

•	we have limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	the agreements governing our debt substantially limit our ability to access the cash flow and value of our subsidiaries and, therefore, to make payments on our notes;

•	our ability to borrow additional funds or refinance existing indebtedness may be limited; and

•	there could be a material adverse effect on our business and financial condition if we were unable to service our debt or obtain additional financing, as needed.
Our ability to pay principal and interest on our debt obligations will depend upon our future operating performance and our ability to refinance debt. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, defer or refuse to pursue certain strategic initiatives, seek additional debt financing, restructure or refinance our debt or sell assets. We may not be able to obtain additional financing, refinance existing debt or sell assets on satisfactory terms or at all. Furthermore, the debt under our credit facility bears interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.

2) Restrictive covenants under our debt agreements
The indentures governing our senior subordinated notes and the agreements governing our credit facility include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to obtain funds from our subsidiaries, to plan for or react to market conditions or to otherwise meet our capital needs. These covenants, among other things, restrict our ability and the ability of our subsidiaries to:
•	incur additional debt;

•	pay dividends on our subsidiaries’ equity interests, repurchase their equity interests or make other payments to RHDI, which could adversely affect the ability of RHDI to satisfy its obligations under its notes;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	expand into unrelated businesses;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.
In addition, our credit facility includes other restrictive covenants and prohibits us from prepaying our notes while borrowings under the credit facility are outstanding. The credit facility also requires us to maintain certain financial ratios and meet other financial tests.
Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their scheduled due date.
3) Competition
The U.S. directory advertising industry is highly competitive and we operate in our markets with significant competition. In nearly all markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers, such as Yellow Book, the U.S. business of Yell Group Ltd., and White Directory Publishing Inc. In the past, many of these independent publishers were small, undercapitalized companies that had minimal impact on our business. However, over the past five years, Yellow Book and several other regional competitors have become far more aggressive and have grown their businesses dramatically, both through acquisition and expansion into new markets. We compete with Yellow Book in the majority of our markets. In some markets, we also compete with other incumbent publishers, such as Idearc, the directory business formerly affiliated with Verizon Communications Inc., and AT&T, including the former Bell South Publishing and Advertising business recently acquired by AT&T, in overlapping and adjacent markets.
We believe that in markets where there were already two or more competitors, new publications from independents have a greater impact on other publishers than on us. This is primarily due to the fact that virtually all independents compete on price. With a differentiated strategy designed to provide the highest value to advertisers, we have tended to be less affected by the incremental fragmentation of price sensitive advertisers resulting from new independent entry, but no assurance can be given that will continue to be the case in the future.
Some of the incumbent publishers with which we compete are larger than we are and have greater financial resources than we have. Though we may have limited market overlap with incumbent publishers relative to the size of our overall footprint, we may not be able to compete effectively with these publishers for advertising sales in these limited markets. In addition, independent publishers may commit more resources to certain markets than we are able to commit, thus limiting our ability to compete effectively with these publishers in these areas for advertising sales. Similarly, we may face increased competition from these companies or others (including private equity firms) for acquisitions in the future.

We also compete for advertising sales with other traditional media, including newspapers, magazines, radio, direct mail, telemarketing, billboards and television. Many of these other traditional media competitors are larger than us and have greater financial resources than we do. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future.
The Internet has also emerged as an attractive medium for advertisers. Advances in technology have brought and likely will continue to bring new competitors, new products and new channels to the industry, including increasing use of electronic delivery of traditional directory information and electronic search engines/services. The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users’ preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce results in new technologies being developed and services being provided that compete with our traditional products and services. National search companies such as Google and Yahoo! are focusing and placing high priorities on local commercial search initiatives. Our growth and future financial performance may depend on our ability to develop and market new products and services and utilize new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We may not be able to respond successfully to any such developments.
Directory publishers have increasingly bundled online advertising with their traditional print offerings in an attempt to increase advertiser value, increase customer retention and enhance total usage. We compete through our IYP sites with the Internet yellow pages directories of independent and other incumbent directory publishers, and with other Internet sites, including those available through wireless applications, that provide classified directory information, such as YellowPages.com, Switchboard.com and Citysearch.com, and with search engines and portals, such as Yahoo!, Google, MSN and others. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising sales or acquisitions in the future. Our Internet strategy and its business may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively reach small local businesses for local commercial search services.
Our ability to provide SEM and SEO solutions to our advertisers is dependent upon relationships with major Internet search companies. Loss of key relationships or changes in the level of service provided by these search companies could impact performance of our SEM and SEO solutions. Many of these Internet search companies are larger than we are and have greater financial resources than we have. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future. In addition, SEM and SEO services are provided by many other competitors within the territory we service and our advertisers could choose to work with other, sometimes larger providers of these services, or with search engines directly.
Competition from other yellow pages publishers, other forms of traditional media and the Internet may affect our ability to attract and retain advertisers and to increase advertising rates.
In addition, the market position of telephone utilities, including those with which we have relationships, may be adversely impacted by the Telecommunications Act of 1996, referred to as the Telecommunications Act, which effectively opened local telephone markets to increased competition. In addition, Federal Communication Commission rules regarding local number portability, advances in communications technology (such as wireless devices and voice over Internet protocol) and demographic factors (such as potential shifts in younger generations away from wire line telephone communications towards wireless or other communications technologies) may further erode the market position of telephone utilities, including Embarq and AT&T. As a result, it is possible that Embarq and AT&T will not remain the primary local telephone service provider in their local service areas. If Embarq or AT&T were no longer the primary local telephone service provider in any particular local service area, our license to be the exclusive publisher in that market and to use the ILEC brand name on our directories in that market may not be as valuable as we presently anticipate, and we may not realize some of the existing benefits under our commercial arrangements with Embarq or AT&T.
4) Usage of printed yellow pages directories and changes in technology.
Overall references to print yellow pages directories in the United States have gradually declined from 15.1 billion in 2002 to 14.5 billion in 2005 according to the YPA Industry Usage Study. We believe this decline was primarily a result of increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe this decline was also a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We believe that over the next several years, references to print yellow pages directories may continue to gradually decline as users may increasingly turn to digital and interactive media delivery devices for local commercial search information.
Any decline in usage could:
•	impair our ability to maintain or increase our advertising prices;

•	cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases; and

•	discourage businesses that do not purchase advertising in our yellow pages directories from doing so.
Although we believe that any decline in the usage of our printed directories will be offset in part by an increase in usage of our Internet-based directories, we cannot assure you that such increase in usage will result in additional revenue. Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, could impair our revenues and have a material adverse effect on our business.
The directory advertising industry is subject to changes arising from developments in technology, including information distribution methods and users’ technological preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our products and services. National search companies such as Google and Yahoo are focusing and placing a high priority on local commercial search initiatives. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We may not be able to provide services over the Internet successfully or compete successfully with other Internet-based directory services. In addition, if we fail to anticipate or respond adequately to changes in technology and user preferences or are unable to finance the capital expenditures necessary to respond to such changes, our results of operations or financial condition could be materially adversely affected.
5) Information technology modernization effort and related IT matters
We are in the process of upgrading and modernizing our legacy Amdocs process management infrastructure to the Amdocs’ iGen platform, an integrated, Web-based, fully scalable set of business applications. While we expect this modernization effort to permit us to advance our digital local commercial search and integrated media strategy by more effectively and efficiently capturing and organizing our local market content, the modernization effort is complicated and dependent upon certain integration activities associated with the Dex Media Merger being successfully accomplished by RHD in a timely manner. The modernization effort is not expected to be fully implemented until 2008. During the modernization effort we may experience a disruption to our business. We cannot assure you that any disruption caused by the modernization effort will not materially adversely affect our business. In addition, we expect to incur capital expenditures in connection with this modernization effort, which are relatively higher than our historical levels of capital expenditures, and which represent funds that would otherwise have been available to repay debt or for other strategic or general corporate purposes.
Achieving certain of the cost savings and other benefits RHD expects from the Dex Media Merger will depend in large part on the successful implementation of the new iGen platform and related modernization improvements. Failure to realize these benefits could have an adverse effect on our business, results of operations or financial condition.
Most of our business activities rely to a significant degree on the efficient and uninterrupted operation of our computer and communications systems and those of third parties. Any failure of current or, in the future, new systems could impair our collection, processing or storage of data and the day-to-day management of our business. This could have a material adverse effect on our business, financial condition and results of operations. Our computer and communications systems are vulnerable to damage or interruption from a variety of sources. Despite precautions taken by us, a natural disaster or other unanticipated problems that lead to the corruption or loss of data at our facilities could have a material adverse effect on our business, financial condition and results of operations.

6) Impact of bankruptcy proceedings against Embarq or AT&T during the term of the respective commercial arrangements
Embarq is a relatively new public company with a significant amount of debt that could face issues with liquidity, debt service, and compliance with certain covenants contained in the agreements governing its indebtedness. While AT&T is presently a stronger company financially than Embarq, due to the long term nature of our agreements with them, it is possible that they could suffer similar financial issues during the term of our agreements with them.
Accordingly, we cannot assure you that either of our telecommunications partners will not ultimately seek protection under U.S. bankruptcy laws. In any such proceeding, our agreements with Embarq and AT&T, and our respective rights and their respective ability to discharge their obligations under those agreements, could be materially adversely impacted.
For example:
•	Either of them, or a trustee acting on their behalf, could seek to reject our agreements with them as ‘‘executory’’ contracts under U.S. bankruptcy law, thus allowing them to avoid their obligations under such contracts. Loss of substantial rights under these agreements could effectively require us to operate our business as an independent directory business, which could have a material adverse effect on us.

•	Either of them, or a trustee acting on their behalf, could seek to sell certain of their assets, including the assets relating to their local telephone business, to third parties pursuant to the approval of the bankruptcy court. In such case, the purchaser of any such assets might be able to avoid, among other things, our rights under the respective directory service license agreements, trademark license agreements and non-competition agreements with our telecommunications partners.
If one or more of these agreements were rejected, the applicable agreement may not be specifically enforceable, in which case we would have only an unsecured claim for damages against Embarq or AT&T, as the case may be, for the breach of contract resulting from the rejection. If the applicable directory services license agreements were rejected, we would, among other things, no longer be entitled to be the exclusive official publisher of telephone directories in the affected markets. We could also lose our right to use the applicable telephone company’s name and logo, and to enforce the provisions of the applicable agreements under which we have the right to license trademarks of successor local exchange carriers in our local markets. If the applicable non-competition agreement were rejected and specific enforcement were not available, Sprint, Embarq or AT&T, as the case may be, would, among other things, no longer be precluded from publishing print telephone directories or selling certain advertising in the affected markets. The loss of any rights under any of these arrangements with Sprint, Embarq or AT&T may have a material adverse effect on our financial condition or results of operations.
7) The inability to enforce any of our key agreements with Sprint, Embarq, or AT&T
In connection with our acquisitions, we entered into non-competition agreements with each of Sprint, Embarq and AT&T. The Sprint non-competition agreement prohibits Sprint in the markets where Sprint provided local telephone service at the time of the Embarq Acquisition from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions. This non-compete agreement survived Sprint’s spin-off of the Embarq business. The Embarq non-competition agreement prohibits Embarq in the markets where Sprint provided local telephone service at the time of the Embarq Acquisition from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions. The AT&T non-competition agreement prohibits AT&T from producing, publishing and distributing print directories in Illinois and Northwest Indiana, from selling local or national directory advertising in such directories and from selling local Internet yellow pages advertising for certain Internet yellow pages directories (or from licensing certain AT&T marks to a third party for that purpose), subject to limited exceptions.
However, under state and federal law, a covenant not to compete is only enforceable:
•	to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

•	if it does not unreasonably restrain the party against whom enforcement is sought; and

•	if it is not contrary to the public interest.

Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible for us to predict whether, or to what extent, a court would enforce the Sprint, Embarq or AT&T’s covenants not to compete against us during the term of the respective non-competition agreement. If a court were to determine that the non-competition agreement is unenforceable, Sprint, Embarq or AT&T, as the case may be, could compete directly against us in the previously restricted markets. Our inability to enforce the non-competition agreement with Sprint, Embarq or AT&T could have a material adverse effect on our financial condition or results of operations.
Our commercial arrangements with Embarq and AT&T have an initial term of 50 years, subject to specified automatic renewal and early termination provisions. These commercial arrangements may be terminated by our counterparty prior to their stated term under certain specified circumstances, some of which at times may be beyond our reasonable control and/or which may require extraordinary efforts or the incurrence of material excess costs on our part in order to avoid breach of the applicable agreement. It is possible that these arrangements will not remain in place for their full stated term or that we may be unable to avoid all potential breaches of or defaults under these commercial arrangements. Further, any remedy exercised by Embarq or AT&T, as the case may be, under any of these arrangements could have a material adverse effect on our financial condition or results of operations.
8) Future changes in directory publishing obligations in AT&T markets and other regulatory matters
Pursuant to the directory services license agreement with AT&T, we are required to discharge AT&T’s regulatory obligation to publish white pages directories covering each service territory in the Illinois and Indiana markets for which we acquired the AT&T Directory Business. If the staff of a state public utility commission in Illinois or Indiana were to impose additional or change legal requirements in any of these service territories with respect to this obligation, we would be obligated to comply with these requirements on behalf of AT&T, even if such compliance were to increase our publishing costs. Pursuant to the directory services agreement, AT&T will generally not be obligated to reimburse us for any increase in our costs of publishing directories that satisfy AT&T’s publishing obligations. Our results of operations relative to competing directory publishers could be adversely affected if we are not able to increase our revenues to cover any such compliance costs.
Our directory services license agreement with Embarq generally provides that Embarq will reimburse us for material increases in our costs relating to our complying with Embarq’s directory publishing obligations in our Embarq markets.
As the Internet yellow pages directories industry develops, specific laws relating to the provision of Internet services and the use of Internet and Internet-related applications may become relevant. Regulation of the Internet and Internet-related services is itself still developing both formally by, for instance, statutory regulation, and also less formally by, for instance, industry self regulation. If our regulatory environment becomes more restrictive, including by increased Internet regulation, our profitability could decrease.
Our operations, as well as the properties that we own and lease for our business, are subject to stringent laws and regulations relating to environmental protection. Our failure to comply with applicable environmental laws, regulations or permit requirements, or the imposition of liability related to waste disposal or other matters arising under these laws, could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury or requirements to clean up property or other remedial actions. Some of these laws provide for “strict liability,” which can render a party liable for environmental or natural resource damage without regard to negligence or fault on the part of the party.
In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our business, financial condition and results of operations.

9) Reliance on, and extension of credit to, small and medium-sized businesses
Approximately 85% of our directory advertising revenue is derived from selling advertising to small and medium-sized enterprises (“SMEs”). In the ordinary course of our yellow pages publishing business, we extend credit to these advertisers for advertising purchases. SMEs, however, tend to have fewer financial resources and higher failure rates than large businesses. The proliferation of very large retail stores may continue to harm small- and medium-sized businesses. We believe these limitations are significant contributing factors to having advertisers in any given year not renew their advertising in the following year. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to small- and medium-sized businesses. For the year ended December 31, 2006, our bad debt expense represented approximately 3.6% of our net revenue.
10) Dependence on third-party providers of printing, distribution and delivery, and IT services
We depend on third parties for the printing and distribution of our respective directories. We also rely on the services of Amdocs contractors for IT development and support services as they related to our directory publishing business. We must rely on the systems of our third-party service providers, their ability to perform key operations on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform our work. A failure in the systems of one of our third-party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, results of operations and financial condition.
Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley. Our agreement with R. R. Donnelley for the printing of Embarq and AT&T directories expires on December 31, 2014.
Because of the large print volume and specialized binding of directories, only a limited number of companies are capable of servicing our printing needs. Accordingly, the inability or unwillingness of R.R. Donnelley to provide printing services on acceptable terms or at all could have a material adverse effect on our business. No common ownership or other business affiliation presently exists between R.R. Donnelley and RHD.
We have contracts with three companies for the distribution of our directories. Although these contracts are scheduled to expire at various times from May 2009 through May 2010, any of these vendors may terminate its contract with us upon 120 days’ written notice. Only a limited number of companies are capable of servicing our delivery needs. Accordingly, the inability or unwillingness of our current vendors to provide delivery services on acceptable terms, or at all, could have a material adverse effect on our business.
If we were to lose the services of Amdocs’ contractors, we would be required either to hire sufficient staff to perform these IT development and support services in-house or to find an alternative service provider. In the event we were required to perform any of the services that we currently outsource, it is unlikely that we would be able to perform them on a cost-effective basis. There are a limited number of alternative third-party service providers, if any.
11) Fluctuations in the price and availability of paper
Our principal raw material is paper. Paper used is primarily supplied by three paper suppliers: CellMark, Kruger, and Abitibi. On occasion, paper may be also supplied by Nippon and Catalyst through their contractual agreements with our affiliate, Dex Media. Our agreements with CellMark, Kruger and Abitibi expire on December 31, 2008. Pursuant to the contracts with CellMark, Abitibi and Kruger, the price of the paper was set at inception of the contract and increases at various dates during the term of the agreement. Should the market price of the paper drop below the set prices under that contract, both parties are obligated to negotiate in good faith a lower paper price.
Changes in the supply of, or demand for, paper could affect market prices or delivery times. Paper is one of our largest cost items, representing approximately 3% of our net revenue for the year ended December 31, 2006. We do not engage in hedging activities to limit our exposure to increases in paper prices. In the future, the price of paper may fluctuate significantly due to changes in supply and demand. We cannot assure you that we will have access to paper in the necessary amounts or at reasonable prices or that any increases in paper costs would not have a material adverse effect on our business, results of operations or financial condition.

12) The sale of advertising to national accounts is coordinated by third parties that we do not control
Approximately 15% of our revenue is derived from the sale of advertising to national or large regional companies, such as rental car companies, automobile repair shops and pizza delivery businesses, that purchase advertising in several of our directories. Substantially all of the revenue derived from national accounts is serviced through CMRs from which we accept orders. CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. As a result, our relationship with these national advertisers depends significantly on the performance of these third party CMRs that we do not control.
Although we believe that our respective relationships with these CMRs have been mutually beneficial, if some or all of the CMRs with which we have established relationships were unable or unwilling to do business with us on acceptable terms or at all, such inability or unwillingness could materially adversely affect our business. In addition, any decline in the performance of CMRs with which we do business could harm our ability to generate revenue from our national accounts and could materially adversely affect our business. We also act as a CMR directly placing certain national advertising. It is possible that status could adversely impact our relationships with CMRs or expose us to possible legal claims from CMRs. We are also subject to credit risk with CMRs from which we accept orders.
13) General economic factors
Our business results could be adversely affected by a prolonged national or regional economic recession. We derive substantially all of our net revenue from the sale of advertising in directories. Typically, our advertising revenues, as well as those of yellow pages publishers in general, do not fluctuate widely with economic cycles. However, a prolonged national or regional economic recession could have a material adverse effect on our business, operating results or financial condition. As a result, we may experience lower than expected revenues for our business in the future.
In addition, any residual economic effects of, and uncertainties regarding the following, could adversely affect our business:
•	the general possibility, express threat or future occurrence of terrorist or other related disruptive events; or

•	the United States’ continuing or expanded involvement in war especially with respect to the major markets in which we operate that depend heavily upon travel, tourism or the military.
14) Turnover among our sales force or key management
The success of our business is dependent on the leadership of our key personnel. The loss of a significant number of experienced sales representatives and/or sales managers could adversely affect our results of operations, financial condition and liquidity, as well as our ability to service our debt. Our success also depends on our ability to identify, hire, train and retain qualified sales personnel in each of the regions in which we operate. We currently expend significant resources and management time in identifying and training our sales representatives and sales managers. Our ability to attract and retain qualified sales personnel will depend, however, on numerous factors, including factors outside our control, such as conditions in the local employment markets in which we operate.
Furthermore, our success depends on the continued services of key personnel, including our experienced senior management team as well as our regional sales management personnel. If we fail to retain the necessary key personnel, our results of operations, financial conditions and liquidity, as well as our ability to service our debt could be adversely affected.
15) The loss of important intellectual property rights
Some trademarks such as the “Embarq,” ‘‘AT&T’’ and ‘‘Donnelley’’ brand names and other intellectual property rights are important to our business. We rely upon a combination of copyright and trademark laws as well as contractual arrangements, including licensing agreements, particularly with respect to the Embarq and AT&T markets, to establish and protect our intellectual property rights. We are required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, from time to time, we are party to proceedings whereby third parties challenge our rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. As the Internet grows, it may prove more onerous to protect our trade names from domain name infringement or to prevent others from using Internet domain names that associate their business with ours. Although we are not aware of any material infringements of any trademark rights that are significant to our business, any lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, the loss of important intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations.
16) Recognition of impairment charges for our intangible assets or goodwill
At December 31, 2006, the net carrying value of our intangible assets and goodwill totaled approximately $2.8 billion and $315.6 million, respectively. Our intangible assets are subject to an impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets and our goodwill is subject to an impairment test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company reviews the carrying value of its intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets or goodwill. An impairment charge related to our intangible assets or goodwill could have a significant affect on our financial position and results of operations in the periods recognized.
17) Legal Proceedings
We are exposed to defamation, breach of privacy claims and other litigation matters relating to our business, as well as methods of collection, processing and use of personal data. The subjects of our data and users of data collected and processed by us could also have claims against us if our data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. These claims could have a material adverse effect on our business, financial condition or results of operations or otherwise distract our management.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable
ITEM 2. PROPERTIES
The following table details the location and general character of the properties used by RHD and the Company to conduct our business:

	Approximate
	Square		Lease
Property Location	Footage	Purpose	Expiration

Cary, NC	122,000	Corporate Headquarters	2008 – 2015
Chicago, IL	100,000	Sales and Operations	2012
Morrisville, NC	55,000	Pre-Press Publishing	2011
Overland Park, KS	52,000	Sales and Operations	2009
Bristol, TN	25,000	Graphics Operations	Owned
Fort Myers, FL	21,000	Sales and Operations	2016
Tinley Park, IL	21,000	Sales and Operations	2017
Dunmore, PA	20,000	Graphics Operations	2009
Lombard, IL	20,000	Sales and Operations	2010
RHD and the Company also lease space for additional operations, administrative and sales offices.
RHD and the Company believe that our current facilities are adequate for current use and future operations.

ITEM 3. LEGAL PROCEEDINGS
We are involved in various legal proceedings arising in the ordinary course of our business, as well as certain litigation and tax matters. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions of improper listings contained in directories published by us. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.
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
Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our consolidated financial statements with respect to any of such matters.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All outstanding shares of our common stock are owned by RHD. There is currently no established trading market for our equity securities. RHD’s common stock is traded on the New York Stock Exchange under the symbol “RHD.” No dividends were paid to our parent during the years ended December 31, 2006, 2005 and 2004. See Item 8, “Financial Statements and Supplementary Data” – Note 14, “Related Party Transactions and Allocations” for additional information.
ITEM 6. SELECTED FINANCIAL DATA
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
Pursuant to General Instruction I(2)(a) of Form 10-K: (i) the information called for by Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) we are providing the following management’s narrative analysis of results of operations.
This Item should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in Item 8 of this annual report on Form 10-K. Unless otherwise indicated, the terms “Company,” “RHD Inc.,” “RHDI,” “we,” “us” and “our” refer to R.H. Donnelley Inc. and its direct and indirect wholly-owned subsidiaries.
Corporate Overview
Our parent, R.H. Donnelley Corporation (“RHD”), is one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. We publish and distribute advertiser content utilizing two of the most highly recognizable brands in the industry, Embarq (formerly known as Sprint) and AT&T (formerly known as SBC). Our “triple-play” integrated marketing solutions assist advertisers by attracting large volumes of ready-to-buy consumers through the combination of our print directories, Internet Yellow Pages (“IYP”) and search engine marketing (“SEM”) and search engine optimization (“SEO”) services. During 2006, our print and online solutions helped approximately 250,000 national and local businesses in 18 states reach consumers who were actively seeking to purchase products and services. Our approximately 800 sales representatives work on a daily basis to help bring these local businesses and consumers together to satisfy their mutual objectives utilizing our “triple play” products and services.
During 2006, we published and distributed more than 30 million print directories in many of the country’s most attractive growth markets including Las Vegas and Orlando and Lee County, Florida. Our print directories provide comprehensive local information to consumers, facilitating their active search for products and services offered by local merchants.
Our online products and services (IYP, SEM and SEO) provide merchants with additional reach to connect with consumers who are actively seeking to purchase products and services on the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary IYP sites, but extend to other major online search platforms, including Google®, Yahoo!® and MSN ®, providing additional qualified leads for our advertisers. We also help local businesses take advantage of the expanding online market by assisting them to determine the optimal display of information in their IYP profile or the right combination of SEM and SEO tactics for prominent appearance on the Internet.
This compelling set of “triple play” products and services, in turn, generates among the strongest returns for advertisers of any advertising media available today. This strong advertiser return uniquely positions RHDI and its 800 sales representatives as trusted advisors for marketing support and service in the local markets we serve.
Significant Business Developments
On January 31, 2006, our parent, RHD, acquired Dex Media, Inc. (“Dex Media”) for an equity purchase price of $4.1 billion consisting of 36,547,381 shares of RHD common stock valued at $2.2 billion and $1.9 billion in cash (the “Dex Media Merger”). RHD also assumed all of Dex Media’s and its subsidiaries’ outstanding indebtedness with a fair value of $5.5 billion, together with other costs for a total aggregate purchase price of $9.8 billion. Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest was the primary incumbent local exchange carrier (“ILEC”) in November 2002. Prior to the Dex Media Merger, Dex Media was a leading directory publisher in the United States. The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of yellow pages directories, as well as to combine the complementary strengths of both companies. The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates as Dex Media Inc., one of RHD’s direct, wholly-owned subsidiaries. As such, the results of the Dex Media Business are not included in the Company’s operating results.

On September 6, 2006, RHD acquired (the “Local Launch Acquisition”) Local Launch, Inc. (“Local Launch”). Local Launch is a leading local search products, platform and fulfillment provider that enables resellers to sell Internet advertising solutions to local advertisers. Local Launch specializes in search through publishing, distribution, directory and organic marketing solutions. The purpose of the Local Launch Acquisition was to support the expansion of RHD and the Company’s current local SEM and SEO offerings and provide new, innovative solutions to enhance RHD and the Company’s local SEM and SEO capabilities. The acquired business of Local Launch (“Local Launch Business”) now operates as one of RHD’s direct, wholly-owned subsidiaries. As such, the results of the Local Launch Business are not included in the Company’s operating results.
Forward-Looking Information
Certain statements contained in this Annual Report on Form 10-K regarding RHD Inc.’s future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimates,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks, uncertainties and contingencies disclosed under Item 1A of this annual report on Form 10-K. Those factors may cause our actual results to differ materially from any of RHD Inc.’s forward-looking statements. All forward-looking statements attributable to us or a person on our behalf are expressly qualified in their entirety by this cautionary statement. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), we assume no obligation to update or revise them or to provide reasons why actual results may differ.
Acquisitions
AT&T Directory Acquisition
On September 1, 2004, we completed the acquisition of the directory publishing business (“AT&T Directory Business”) of AT&T Inc. (“AT&T”) (formerly known as SBC Communications, Inc., “SBC”) in Illinois and Northwest Indiana, including AT&T’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and AT&T (collectively, the “AT&T Directory Acquisition”) for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. As a result of the AT&T Directory Acquisition, we became the publisher of AT&T branded yellow pages directories in Illinois and Northwest Indiana. This transaction was consummated pursuant to a purchase agreement dated as of July 28, 2004, as amended, by and among the Company, Ameritech Corporation (“Ameritech”), a direct wholly-owned subsidiary of AT&T, and Ameritech Publishing, Inc. (“API”), a direct wholly-owned subsidiary of Ameritech. The results of the AT&T Directory Business have been included in our consolidated results commencing September 1, 2004. The acquired AT&T Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, one of our indirect, wholly-owned subsidiaries. To finance the AT&T Directory Acquisition, we amended and restated our credit facility, consisting of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million revolving credit facility (“Revolver”) for an aggregate facility of $2,525 million.
Directory services agreements between AT&T and the Company include a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement grants us the (a) exclusive right to sell to local advertisers within Illinois and Northwest Indiana Internet yellow pages advertising focused upon products and services to be offered within that territory, and (b) non-exclusive right to sell to local (excluding National advertisers) advertisers within Illinois and Northwest Indiana Internet yellow pages advertising focused upon products and services to be offered outside of that territory, in each case, onto the YellowPages.com platform. The directory publishing listing agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories. The AT&T Directory Services Agreements (other than the Internet Yellow Pages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The Internet Yellow Pages reseller agreement has a term of 5 years. The fair value assigned to the AT&T Directory Services Agreements and the Internet Yellow Pages reseller agreement of $950.0 million and $2.5 million, respectively, was based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years and 5 years, respectively.
The AT&T Directory Acquisition was accounted for as purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as of September 1, 2004.
Embarq Acquisition
On January 3, 2003, we completed the acquisition of the directory business (the “Embarq Directory Business”) of Sprint Nextel Corporation (“Sprint”) (formerly known as Sprint Corporation) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (collectively, the “Embarq Acquisition”) for $2.23 billion in cash. As a result, we are the publisher of Embarq (formerly Sprint) branded yellow pages directories in 18 states. In May 2006, Sprint spun-off its local telephone business as Embarq Corporation (“Embarq”) and in connection with the spin-off, we entered into new agreements with Embarq that replaced the related agreements with Sprint, except that Sprint remains bound by certain non-competition obligations. The results of the Embarq Directory Business are included in our consolidated results commencing January 3, 2003. The Embarq Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., one of our direct wholly-owned subsidiaries. To finance the Embarq Acquisition, we entered into a new $1,525 million credit facility, consisting of a $500 million Term Loan A, a $900 million Term Loan B and a $125 million revolver. We also issued the 8.875% senior notes and the 10.875% senior subordinated notes. Additionally, RHD issued $200 million of Preferred Stock and warrants to purchase 1.65 million shares of its common stock to The Goldman Sachs Group, Inc. (the “GS Funds”).
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
The Embarq Acquisition was accounted for as purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as of January 3, 2003.

The purpose of our acquisitions and the acquisitions of RHD was to transform RHD and the Company into a leading publisher of yellow pages directories and provider of online local commercial search services, as well as to support the expansion of our current local SEM and SEO offerings and to provide new, innovative solutions to enhance our local SEM and SEO capabilities. These acquisitions were accounted for as purchase business combinations and the purchase price for each acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on each acquisition date.
Segment Reporting
Management reviews and analyzes its business of publishing yellow pages directories and related local commercial search as one operating segment.
Critical Accounting Estimates
The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or when changes in the estimate are reasonably likely to occur from period to period, and could materially impact the Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting policies as of December 31, 2006 are discussed in Note 2 of the notes to the consolidated financial statements included in Item 8 of this annual report. The critical estimates inherent in these accounting polices as of December 31, 2006 are discussed below. Management believes the current assumptions and other considerations used to estimate these amounts in the Company’s consolidated financial statements are appropriate.
Allowance for Doubtful Accounts and Sales Claims
We record our revenue net of an allowance for sales claims. In addition, we record a provision for bad debts. The provision for bad debts and allowance for sales claims are estimated for each directory based on historical experience. We also evaluate the current condition of our customer balances, bankruptcy filings, any change in credit policy, historical charge-off patterns, recovery rates and other data when determining our allowance for doubtful accounts reserve. We review these estimates periodically to assess whether additional adjustment is needed based on economic events or other circumstances, including actual experience at the end of the billing and collection cycle with respect to each directory. We believe that the allowance for doubtful accounts and sales claims is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the factors noted above or in the overall economy could materially change these expectations. The provisions for sales claims and doubtful accounts are estimated based on a percentage of revenue. Accordingly, an additional 1% change in these allowance percentages would have impacted 2006 net income by approximately $6.8 million.
Pension Benefits
RHD’s pension plan obligations and related assets of its defined benefit pension plans are presented in Note 10 to our consolidated financial statements. Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. The determination of plan obligations and annual pension expense requires management to make a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of` future salary increases and the long-term expected return on plan assets. In 2006, RHD adopted the Citigroup Pension Liability Index as the appropriate discount rate for its defined benefit pension plans. This Index is widely used by companies throughout the United States and is considered to be one of the preferred standards for establishing a discount rate. In 2005, the discount rate used was determined using a methodology that discounts the projected plan cash flows to the measurement date using the spot rates provided in the Citigroup Pension Discount Curve. A single discount rate was then computed so that the present value of the benefit cash flows using this single rate equaled the present value computed using the Citigroup Pension Discount Curve. In prior years, discount rates were developed by reference to the Moody’s long-term Aa corporate bond yield at the plan’s measurement date, with consideration of the plan’s duration relative to the duration of the Moody’s Aa corporate bond portfolio. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-run. At December 31, 2006, the weighted-average actuarial assumptions used by RHD were: discount rate of 5.90%; long-term rate of return on plan assets of 8.25%; and assumed salary increases of 3.66%. Net periodic pension costs recognized by the Company in 2006 were $6.5 million. A 1% change in the discount rate would affect net income by approximately $1.9 million; a 1% change in the long-term rate of return on plan assets would affect net income by approximately $1.0 million; and a 1% change in assumed salary increases would affect net income by approximately $0.5 million.
Intangible Assets and Goodwill Valuation and Amortization
Our intangible assets consist of directory services agreements between the Company and each of Embarq and AT&T, respectively, a non-competition agreement between the Company and Sprint, established customer relationships and trademarks and trade names, all resulting from the AT&T Directory Acquisition and the Embarq Acquisition. The intangible assets are being amortized over the period the assets are expected to contribute to the cash flow of the Company, which reflect the expected pattern of benefit. Our recorded goodwill resulted from the AT&T Directory Acquisition and the Embarq Acquisition and is not subject to amortization, however is subject to annual impairment testing.
The intangible assets are subject to an impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and the goodwill is subject to an impairment test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The Company reviews the carrying value of its intangible assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. The impairment test for the intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows relating to these assets. In accordance with SFAS No. 144, impairment exists if the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset, or its related group of assets. Impairment would result in a write-down of the intangible asset to its estimated fair value based on discounted future cash flows. Goodwill is tested for impairment by comparing the carrying amount of the reporting unit to the estimated fair value of the reporting unit. In accordance with SFAS No. 142, impairment may exist if the carrying amount of the reporting unit is less than its estimated fair value. Impairment would result in a write-down equal to the difference between the carrying amount and the estimated fair value of the reporting unit goodwill.
We used certain estimates and assumptions in our impairment evaluation, including, but not limited to, projected future cash flows, revenue growth, customer attrition levels, and estimated write-offs. As of December 31, 2006, management believes that there was no impairment to the intangible assets or goodwill. However, significant deterioration in our business, the assumptions underlying the impairment evaluations, or in the overall economy, could result in impairment charges in future reporting periods. Had the aggregate net book value of the intangible assets and goodwill at December 31, 2006 been impaired by 1%, net income in 2006 would have been adversely impacted by approximately $19.0 million.
Additionally, management must assess whether the remaining useful lives of the intangible assets represent the period that the intangible assets are expected to contribute to our cash flow. In our assessment process, we used certain estimates and assumptions, including projected future cash flows, customer attrition levels and industry and economic conditions. In accordance with SFAS No. 144, we evaluate the remaining useful lives of the intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. For the year ended December 31, 2006, amortization of intangible assets was approximately $77.6 million. Had the remaining useful lives of the intangible assets been shortened by 10%, net income in 2006 would have been adversely impacted by approximately $5.5 million.

Stock-Based Compensation
On January 1, 2006, RHD and the Company adopted SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”) using the Modified Prospective Method. Under this method, we are required to record compensation expense in the consolidated statement of income for all RHD employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. Under SFAS No. 123 (R), the fair value of RHD stock-based awards is calculated using the Black-Scholes model at the time these stock-based awards are granted. SFAS No. 123 (R) and the use of the Black-Scholes model requires significant judgment and the use of estimates, particularly for assumptions such as expected volatility, risk-free interest rates and expected lives to value stock-based awards and forfeiture rates to recognize stock-based compensation. The following assumptions were used by RHD in valuing stock-based awards and for recognition of stock-based compensation for the year ended December 31, 2006:

December 31, 2006
Expected volatility	28.2%
Risk-free interest rate	4.4%
Expected life	5 Years
Forfeiture rate	5.0%
Dividend yield	0%
RHD estimates expected volatility based on the historical volatility of the price of its common stock over the expected life of the stock-based awards. The expected life represents the period of time that stock-based awards granted are expected to be outstanding, which is based on historical experience. RHD uses historical data to estimate stock-based award exercises and employee terminations. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted. RHD also uses historical data to estimate a forfeiture rate. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates.
These assumptions reflect RHD’s best estimates, but they involve inherent uncertainties based on certain conditions generally outside the control of RHD. As a result, if other assumptions had been used, total stock-based compensation, as determined in accordance with SFAS No. 123 (R) could have been materially impacted. Furthermore, if RHD uses different assumptions for future grants, stock-based compensation could be materially impacted in future periods.
New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will assess the impact the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations during 2007.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial position and results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 describes two approaches to assessing the materiality of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was and continues to be immaterial to the prior year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and we have adopted it for our fiscal year ended December 31, 2006. We have not recognized any adjustments resulting from the adoption of SAB No. 108 for the year ended December 31, 2006
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, we will adopt FIN No. 48 on January 1, 2007. Upon adoption of FIN No. 48, we anticipate disclosing a tax liability of between $80.0 million and $100.0 million for uncertain tax positions, resulting in an increase to shareholder’s equity as of January 1, 2007, of approximately $30.0 million. We are currently assessing the final impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.
We have reviewed other new accounting standards not identified above and do not believe any other new standards will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Year Ended December 31, 2006 compared to Year Ended December 31, 2005
Factors Affecting Comparability
Acquisitions
As a result of the AT&T Directory Acquisition and associated purchase accounting, our 2006 results are not comparable to our 2005 results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the AT&T Directory Acquisition, including all directories published in the month the AT&T Directory Acquisition was completed. Thus, our 2006 and 2005 results are not comparable and our 2005 results are not indicative of our underlying operating and financial performance. These purchase accounting adjustments are non-recurring and have no future or historical cash flow impact.
SFAS No. 123 (R)
For the year ended December 31, 2006, the Company recognized $25.7 million of stock-based compensation expense in accordance with SFAS No. 123 (R) related to stock-based awards granted under RHD’s various employee and non-employee stock incentive plans, with no expense on a comparable basis in 2005.
Net Revenue
The components of our net revenue in 2006 and 2005 were as follows:

	For the Years Ended December 31,
(amounts in millions)	2006	2005	$ Change

Gross directory advertising revenue	$1,038.3	$956.0	$82.3
Sales claims and allowances	(10.6)	(10.4)	(0.2)

Net directory advertising revenue	1,027.7	945.6	82.1
Other revenue	10.2	11.0	(0.8)

Total net revenue	$1,037.9	$956.6	$81.3

Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenue also includes revenue for those Internet-based advertising products that are bundled with print advertising, including certain IYP products, and Internet-based advertising products not bundled with print advertising, such as our SEM and SEO services. Directory advertising revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products that generate incremental revenue. Revenue with respect to print advertising, and Internet-based advertising products that are bundled with print advertising, is recognized under the deferral and amortization method, whereby revenue is initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenue with respect to Internet-based advertising that is not bundled with print advertising is recognized ratably over the period the advertisement appears on the site. Revenue with respect to our other products and services, such as SEM and SEO services, is recognized as delivered or fulfilled.

Total net revenue in 2006 was $1,037.9 million, representing an increase of $81.3 million from total net revenue in 2005 of $956.6 million. The increase in total net revenue in 2006 is primarily a result of purchase accounting resulting from the AT&T Directory Acquisition. Purchase accounting resulting from the AT&T Directory Acquisition negatively impacted net revenue during 2005 by $85.0 million with respect to AT&T-branded directories that published prior to the AT&T Directory Acquisition, which would have been recognized during 2005 had it not been for purchase accounting required under GAAP. Purchase accounting related to the AT&T Directory Acquisition did not adversely impact reported revenue during 2006. Reported revenue from our Embarq-branded directories was not impacted by purchase accounting in 2006 and 2005.
The increase in total net revenue also resulted from higher recurring advertising in our major Embarq markets and improved sales performance in certain of our AT&T markets. The increase in total net revenue is offset by declines in some of our other AT&T markets due to re-alignment of the coverage areas of our publications to better reflect shopping patterns as well as tightening our credit standards to build a more stable account base over time.
Other revenue in 2006 totaled $10.2 million, representing a decrease of $0.8 million from other revenue reported in 2005 of $11.0 million. Other revenue includes late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other print products.
Expenses
The components of our total expenses for 2006 and 2005 were as follows:

	For the Years Ended December 31,
(amounts in millions)	2006	2005	$ Change

Cost of revenue	$420.1	$436.0	$(15.9)
General and administrative expenses	69.2	60.2	9.0
Depreciation and amortization expense	90.9	85.1	5.8

Total	$580.2	$581.3	$(1.1)

Substantially all expenses are derived from our directory publishing business. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives (“CMRs”), which act as our channel to national advertisers. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of directory distribution.

Cost of Revenue
Total cost of revenue in 2006 was $420.1 million compared to $436.0 million in 2005. The primary components of the $15.9 million decrease in cost of revenue in 2006, compared to 2005, are as follows:

(amounts in millions)	$ Change

Expenses related to the AT&T Directory Business excluded from the comparable 2005 period due to purchase accounting from the AT&T Directory Acquisition	$15.1
Increased bad debt expense, commissions and selling costs	27.1
Stock-based compensation expense resulting from the adoption of SFAS No. 123 (R)	9.3
Decreased “cost uplift” expense (defined below)	(62.9)
All other	(4.5)

Total 2006 decrease in cost of revenue compared to 2005	$(15.9)

Cost of revenue in 2006 decreased $15.9 million, when compared to 2005, primarily as a result of the AT&T Directory Acquisition. Cost of revenue in 2005 excluded $15.1 million of deferred commissions, print and delivery costs for directories that published prior to the AT&T Directory Acquisition that were not reported due to purchase accounting. Bad debt expenses, commissions, and sales costs in 2006 increased by $27.1 million, compared to 2005, due to initiatives to improve sales results in certain markets, higher sales volume in certain markets and an overall increase in costs.
As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the AT&T Directory Acquisition at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs was determined to be $81.3 million for the AT&T Directory Acquisition. These costs are amortized as cost of revenue over the terms of the applicable directories and such amortization totaled $2.1 million in 2006, resulting in a decrease of $62.9 million, shown separately above, from $65.0 million recorded during 2005.
Cost of revenue in 2006 was also impacted by $9.3 million of non-cash stock-based compensation expense resulting from SFAS No. 123 (R), which the Company adopted effective January 1, 2006, with no expense on a comparable basis in 2005. During 2006, $3.8 million of non-cash stock-based compensation expense resulted from modifications to stock-based awards due to acceleration of vesting terms relating to change in control provisions in those awards as a result of the Dex Media Merger. Cost of revenue includes non-cash stock-based compensation expense for employees whose wages are classified as cost of revenue.
General and Administrative Expenses
General and administrative (“G&A”) expenses in 2006 were $69.2 million, compared to $60.2 million in 2005. The increase in G&A expenses of $9.0 million is primarily due to $16.4 million of non-cash stock-based compensation expense in 2006 resulting from SFAS No. 123 (R), which the Company adopted effective January 1, 2006, with no expense on a comparable basis in the prior year, offset by a reduction in general corporate expenses. G&A expenses in 2006 includes $6.7 million of non-cash stock-based compensation expense resulting from modifications to stock-based awards due to acceleration of vesting terms relating to change in control provisions in those awards as a result of the Dex Media Merger. G&A expenses include non-cash stock-based compensation expense for employees whose wages are classified as G&A expenses.

Depreciation and Amortization
Depreciation and amortization (“D&A”) expenses in 2006 were $90.9 million, compared to $85.1 million in 2005. Amortization of intangible assets was $77.6 million in 2006, compared to $72.1 million in 2005. Depreciation of fixed assets and amortization of computer software was $13.3 million in 2006, compared to $13.0 million in 2005.
Operating Income
As a result of the AT&T Directory Acquisition, the Company has one operating segment. Management views and evaluates this one operating segment as the sole source of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and operating income for the Company and does not need to allocate resources among different segments.
Operating income for 2006 and 2005 was as follows:

	For the Years Ended December 31,
(amounts in millions)	2006	2005	$ Change

Total	$457.7	$375.3	$82.4

Operating income in 2006 was $457.7 million, representing an increase of $82.4 million from operating income of $375.3 million, in 2005. The increase in operating income in 2006 was primarily a result of the AT&T Directory Acquisition and the related purchase accounting impact on our revenues and expenses in 2005, as described above, offset by stock-based compensation expense recognized as a result of the adoption of SFAS No. 123 (R).
Interest Expense, Net
Net interest expense in 2006 was $194.3 million, compared to $243.9 million in 2005. The decrease in net interest expense of $49.6 million is a result of lower average outstanding debt balances offset by higher interest rates, compared to 2005. The decrease in net interest expense in 2006 is also attributable to the $25.3 million call premium payment and write-off of unamortized deferred financing costs of $7.4 million associated with the December 20, 2005 tender offer and exit consent solicitation of our 8.875% Senior Notes included in 2005 net interest expense. Net interest expense in 2006 includes $12.7 million of non-cash amortization of deferred financing costs, compared to $22.8 million of non-cash amortization of deferred financing costs in 2005 (which includes the write-off of unamortized deferred financing costs of $7.4 million noted above).
Provision for Income Taxes
The 2006 provision for income taxes of $137.2 million is comprised of a federal tax provision of $94.1 million, of which $91.9 million is deferred, and a state tax provision of $43.1 million. Included in the state tax provision is $30.2 million primarily resulting from the modification of apportioned taxable income or loss among various states. The 2006 deferred tax provision related to tax deductions and amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in connection with the Embarq Acquisition and the AT&T Directory Acquisition.
At December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $191.0 million (net of carryback) and $121.0 million, respectively, which will begin to expire in 2023 and 2008, respectively. The Company also had $5.8 million of federal alternative minimum tax (AMT) credit carryforward, which does not expire.
The 2005 provision for income taxes of $50.5 million is comprised of a deferred tax provision due to the taxable loss generated in the current period. The 2005 deferred tax provision resulted in an effective tax rate of 38.5% and net operating losses of approximately $148.1 million related to tax deductions and amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in connection with the Embarq Acquisition and the AT&T Directory Acquisition. The 2005 effective tax rate reflects a decrease in the state and local tax rate due to integration of the Embarq Acquisition and the AT&T Directory Acquisition.

The Company is currently under federal tax audit by the Internal Revenue Service for the taxable years 2003 and 2004. The Company believes that adequate provisions have been made with respect to the federal tax audit and the Company believes the resolution of such audit will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. In addition, certain state tax returns are under examination by various regulatory authorities. We continuously review issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of our reserves. We believe that our accrued tax liabilities are adequate to cover all probable U.S. federal and state income tax loss contingencies.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk and Risk Management
The RHD Inc. credit facility bears interest at variable rates, and accordingly, our earnings and cash flow are affected by changes in interest rates. The RHD Inc. credit facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of our total outstanding debt. The Company has entered into the following interest rate swaps that effectively convert approximately 82% of the Company’s variable rate debt to fixed rate debt as of December 31, 2006. At December 31, 2006, approximately 76% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 87% of our total debt portfolio as of December 31, 2006. Under the terms of the agreements, the Company receives variable interest based on the three-month LIBOR and pays a fixed rate of interest.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
April 1, 2003	$255	(2)	2.850%	March 31, 2007
September 7, 2004	200	(2)	3.490% - 3.750%	September 8, 2008 - September 7, 2009
September 15, 2004	250	(3)	3.200% - 3.910%	September 15, 2007 - September 15, 2009
September 17, 2004	150	(2)	3.210% - 3.740%	September 17, 2007 - September 17, 2009
September 23, 2004	150	(2)	3.160% - 3.438%	September 24, 2007 - September 23, 2008
December 20, 2005	300	(4)	4.74% - 4.752%	December 20, 2007 - December 22, 2008
May 26, 2006	200	(1)	5.2725% -5.275%	May 26, 2009
May 31, 2006	100	(1)	5.295% - 5.312%	May 31, 2008 - May 31, 2009

Total	$1,605

(1)  Consists of two swaps.
(2)  Consists of three swaps.
(3)  Consists of four swaps.
(4)  Consists of six swaps.
We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of A or higher.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
The notional amount of our interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Assuming a 0.125% increase in the interest rate associated with the floating rate borrowings under our Credit Facility (after giving effect to the interest rate swaps), interest expense would increase $0.4 million on an annual basis.
Please refer to Note 2, “Summary of Significant Accounting Policies” and Note 6, “Derivative Financial Instruments,” included in Item 8 of this annual report on Form 10-K, for additional information regarding our derivative financial instruments and hedging activities.
Market Risk Sensitive Instruments
The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To satisfy this objective, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt. Certain interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the swaps are recorded at fair value. On a quarterly basis, the fair values of the swaps are determined based on quoted market prices and, assuming effectiveness, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive (loss) income, a component of shareholder’s equity. The swaps and the hedged item (three-month LIBOR-based interest payments on $1.6 billion of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.
For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense. During May 2006, the Company entered into $300 million notional value of interest rate swaps, which were not designated as cash flow hedges until July 2006. Resulting gains or losses on the change in the fair value of these interest rate swaps have been recognized in earnings as a component of interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors
R.H. Donnelley Corporation:
We have audited the accompanying consolidated balance sheet of R.H. Donnelley Inc. and subsidiaries (a wholly-owned subsidiary of R.H. Donnelley Corporation) as of December 31, 2006, and the related consolidated statements of income and comprehensive income, cash flows and changes in shareholder’s equity for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.H. Donnelley Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the notes to consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2006.
/s/ KPMG LLP
Raleigh, North Carolina
March 28, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of R.H. Donnelley Inc:
In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income and comprehensive income, cash flows and changes in shareholder’s equity for each of the two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of R.H. Donnelley Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
March 15, 2006

R.H. DONNELLEY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2006	2005

Assets
Current Assets
Cash and cash equivalents	$4,905	$6,963
Accounts receivable
Billed	120,387	116,576
Unbilled	347,051	362,343
Allowance for doubtful accounts and sales claims	(25,476)	(27,328)

Net accounts receivable	441,962	451,591
Deferred directory costs	67,204	67,686
Prepaid expenses and other current assets	50,017	47,414

Total current assets	564,088	573,654

Fixed assets and computer software, net	88,076	55,687
Amount due from Parent, net	426,192	331,841
Other non-current assets	52,147	79,354
Intangible assets, net	2,755,624	2,833,200
Goodwill	315,560	319,014

Total Assets	$4,201,687	$4,192,750

Liabilities and Shareholder’s Equity

Current Liabilities
Accounts payable and accrued liabilities	$74,764	$69,605
Accrued interest	11,950	11,196
Deferred directory revenue	439,100	457,721
Short-term deferred income taxes, net	100,943	91,183
Current portion of long-term debt	112,200	100,234

Total current liabilities	738,957	729,939

Long-term debt	2,442,269	2,678,615
Deferred income taxes, net	181,417	66,921
Other non-current liabilities	63,790	54,305

Total liabilities	3,426,433	3,529,780

Commitments and contingencies

Shareholder’s Equity
Common stock, no par value, authorized, issued and outstanding — 100 shares	308,942	308,942
Retained earnings	476,488	350,216
Accumulated other comprehensive (loss) income	(10,176)	3,812

Total shareholder’s equity	775,254	662,970

Total Liabilities and Shareholder’s Equity	$4,201,687	$4,192,750

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2006	2005	2004

Net revenue	$1,037,862	$956,631	$603,116

Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	420,099	435,980	263,150
General and administrative expenses	69,194	60,228	59,537
Depreciation and amortization	90,878	85,146	66,648

Total expenses	580,171	581,354	389,335

Partnership income	--	--	77,967

Operating income	457,691	375,277	291,748

Interest expense, net	(194,251)	(243,898)	(175,530)

Income before income taxes	263,440	131,379	116,218

Provision for income taxes	137,168	50,532	45,906

Net income	$126,272	$80,847	$70,312

Comprehensive Income
Net income	$126,272	$80,847	$70,312
Unrealized (loss) gain on interest rate swaps, net of tax (benefit) provision of $(4,401), $8,126 and $3,770 for the years ended December 31, 2006, 2005 and 2004, respectively	(6,383)	12,710	5,774
Minimum pension liability adjustment, net of tax provision (benefit) of $2,863, $(9,049) and $- for the years ended December 31, 2006, 2005 and 2004, respectively	4,792	(14,148)	(515)

Comprehensive income	$124,681	$79,409	$75,571

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2006	2005	2004

Cash Flows from Operating Activities

Net income	$126,272	$80,847	$70,312
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	90,878	85,146	66,648
Loss on disposal of assets	34	--	85
Deferred income tax provision	134,387	50,532	71,461
Provision for bad debts	37,587	30,004	14,927
Stock-based compensation expense	25,677	5,689	2,742
Loss on extinguishment of debt	--	32,725	--
Other non-cash items	(2,458)	8	11,341
Cash in excess of partnership income	--	--	1,426
Changes in assets and liabilities:
(Increase) in accounts receivable	(27,958)	(31,881)	(51,858)
Decrease (increase) in other assets	14,953	51,637	(49,897)
Increase in accounts payable and accrued liabilities	7,279	86,495	21,871
(Decrease) increase in deferred directory revenue	(18,621)	82,016	164,899
(Decrease) increase in other non-current liabilities	1,594	(82,445)	73,248
(Increase) decrease in amount due from Parent, net	(118,549)	12,498	9,098

Net cash provided by operating activities	271,075	403,271	406,303

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(47,203)	(31,605)	(18,013)
Acquisitions, net of cash received	--	--	(1,413,620)

Net cash used in investing activities	(47,203)	(31,605)	(1,431,633)

Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	(1,397)	341,417	1,318,947
Revolver borrowings	367,300	268,000	145,500
Revolver repayments	(316,900)	(304,200)	(104,300)
Credit facility repayments	(274,780)	(345,227)	(317,079)
Debt repayments	--	(317,066)	(21,245)
Call premium	--	(25,268)	--
Decrease in amount due from Parent, net	--	5,126	7,457
(Decrease) increase in checks not yet presented for payment	(153)	1,760	(917)

Net cash (used in) provided by financing activities	(225,930)	(375,458)	1,028,363

(Decrease) increase in cash and cash equivalents	(2,058)	(3,792)	3,033
Cash and cash equivalents, beginning of year	6,963	10,755	7,722

Cash and cash equivalents, end of year	$4,905	$6,963	$10,755

Supplemental Information:
Cash interest paid	$183,032	$221,560	$160,730
Income tax payments made (refunds) received, net	901	(935)	(71,066)
The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

			Accumulated Other
		Retained	Comprehensive	Total Shareholder’s
(in thousands)	Common Stock	Earnings	(Loss) Income	Equity

Balance, December 31, 2003	$ 308,942	$199,057	$(9)	$507,990

Net income	--	70,312	--	70,312
Unrealized gain on interest rate swaps, net of tax	--	--	5,774	5,774
Minimum pension liability adjustment, net of tax	--	--	(515)	(515)

Balance, December 31, 2004	308,942	269,369	5,250	583,561

Net income	--	80,847	--	80,847
Unrealized gain on interest rate swaps, net of tax	--	--	12,710	12,710
Minimum pension liability adjustment, net of tax	--	--	(14,148)	(14,148)

Balance, December 31, 2005	308,942	350,216	3,812	662,970

Net income	--	126,272	--	126,272
Unrealized loss on interest rate swaps, net of tax	--	--	(6,383)	(6,383)
Minimum pension liability adjustment, net of tax	--	--	4,792	4,792
Adjustment to initially apply SFAS No. 158, net of tax	--	--	(12,397)	(12,397)

Balance, December 31, 2006	$308,942	$476,488	$(10,176)	$775,254

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands)
1. Business and Presentation
R.H. Donnelley Inc. is a direct wholly-owned subsidiary of R.H. Donnelley Corporation (“RHD”). The consolidated financial statements include the accounts of R.H. Donnelley Inc. and its direct and indirect wholly-owned subsidiaries (the “Company,” “RHD Inc.,” “RHDI,” “we,” “us,” and “our”).
Our parent is one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. We publish and distribute advertiser content utilizing two of the most highly recognizable brands in the industry, Embarq (formerly known as Sprint) and AT&T (formerly known as SBC). During 2006, our print and online solutions helped approximately 250,000 national and local businesses in 18 states reach consumers who were actively seeking to purchase products and services. During 2006, we published and distributed more than 30 million print directories. Some of our markets include Las Vegas and Orlando and Lee County, Florida.
Certain prior period amounts included on the consolidated balance sheet have been reclassified to conform to the current period’s presentation.
Significant Business Developments
On January 31, 2006, our parent, RHD, acquired Dex Media, Inc. (“Dex Media”) for an equity purchase price of $4.1 billion consisting of 36,547,381 shares of RHD common stock valued at $2.2 billion and $1.9 billion in cash (the “Dex Media Merger”). RHD also assumed all of Dex Media’s and its subsidiaries’ outstanding indebtedness with a fair value of $5.5 billion, together with other costs for a total aggregate purchase price of $9.8 billion. Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest was the primary incumbent local exchange carrier (“ILEC”) in November 2002. Prior to the Dex Media Merger, Dex Media was a leading directory publisher in the United States. The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of yellow pages directories, as well as to combine the complementary strengths of both companies. The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates as Dex Media Inc., one of RHD’s direct, wholly-owned subsidiaries. As such, the results of the Dex Media Business are not included in the Company’s operating results.
On September 6, 2006, RHD acquired (the “Local Launch Acquisition”) Local Launch, Inc. (“Local Launch”). Local Launch is a leading local search products, platform, and fulfillment provider that enables resellers to sell Internet advertising solutions to local advertisers. Local Launch specializes in search through publishing, distribution, directory, and organic marketing solutions. The purpose of the Local Launch Acquisition was to support the expansion of RHD and the Company’s current local search engine marketing (“SEM”) and search engine optimization (“SEO”) offerings and provide new, innovative solutions to enhance RHD and the Company’s local SEM and SEO capabilities. The acquired business of Local Launch (“Local Launch Business”) now operates as one of RHD’s direct, wholly-owned subsidiaries. As such, the results of the Local Launch Business are not included in the Company’s operating results.
2. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of RHD Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany transactions and balances between RHD Inc. and its subsidiaries have been eliminated.
Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published, net of estimated sales claims, and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). The Company also recognizes revenue for those Internet-based advertising products that are bundled with print advertising using the deferral and amortization method. Revenue with respect to Internet-based advertising that is not bundled with print advertising is recognized ratably over the period the advertisement appears on the site. Revenue with respect to our other products and services, such as SEM and SEO services, is recognized as delivered or fulfilled. Revenue and deferred revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of claims we may incur for a directory in the future. The Company recorded sales claims allowances of $10.6 million, $10.4 million and $6.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.
In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.
Deferred Directory Costs. Costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory, which is typically 12 months. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Such costs that are paid prior to directory publication are classified as prepaid expenses and other current assets until publication, when they are then reclassified as deferred directory costs.
Equity Method Accounting. Before the AT&T Directory Acquisition (defined below), DonTech (defined below) was a 50/50 partnership in which we and a subsidiary of AT&T were the partners. DonTech was a separate legal entity that provided its services with its own employees and a stand-alone management team. Subject to the oversight of the DonTech board of directors, the employees of DonTech had the right, authority and power to do any act to accomplish, and enter into any contract incidental to attain, the purposes of the partnership. No employees of either RHD Inc. or AT&T were involved in the day-to-day operations of DonTech and, because the partners shared equally in the net profits and each had one voting member on the DonTech Board of Directors, neither partner had the unilateral ability to control or influence the operations of DonTech. Accordingly, through September 1, 2004, we accounted for DonTech under the equity method and did not consolidate the results of DonTech in our consolidated financial statements.
Before the AT&T Directory Acquisition, we reported our 50% share of DonTech net income as partnership income in our consolidated statement of income. DonTech reported commission revenue based on the annual value of a sales contract in the period the contract was executed (calendar sales) and reported expenses as incurred. Partnership income also included revenue participation income from AT&T. Revenue participation income was based on DonTech advertising sales and was reported when a sales contract was executed with a customer. As a result of the AT&T Directory Acquisition, AT&T ceased paying us revenue participation income, we consolidate all net profits from DonTech and we eliminated our DonTech partnership investment. Consequently, partnership income was no longer reported commencing on September 1, 2004. Rather, following the AT&T Directory Acquisition, the revenues, expenses and income of the acquired AT&T Directory Business are directly recorded in our consolidated statements of income.
Cash and Cash Equivalents. Cash equivalents include liquid investments with a maturity of less than three months at their time of purchase. The Company places its investments with high quality financial institutions. At times, such investments may be in excess of federally insured limits.
Accounts Receivable. Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate no longer appropriately represents the amount of bad debts and sales claims we may incur. Unbilled receivables represent contractually owed amounts, net of an allowance for sales claims, for published directories that have yet to be billed to advertisers.

  Fixed Assets and Computer Software. Fixed assets and computer software are recorded at cost. Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are thirty years for buildings, five years for machinery and equipment, ten years for furniture and fixtures and three to five years for computer equipment and computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Fixed assets and computer software at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Computer software	$73,308	$42,680
Computer equipment	9,179	19,837
Machinery and equipment	2,284	5,926
Furniture and fixtures	8,656	13,122
Leasehold improvements	9,815	9,676
Buildings	1,735	1,424
Construction in Process – Computer software and equipment	28,493	22,049

Total cost	133,470	114,714
Less accumulated depreciation and amortization	(45,394)	(59,027)

Net fixed assets and computer software	$88,076	$55,687

Depreciation and amortization expense on fixed assets and computer software for the years ended
December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Depreciation of fixed assets	$4,128	$4,887	$ 4,608
Amortization of computer software	9,174	8,129	4,703

Total depreciation and amortization on fixed assets and computer software	$13,302	$13,016	$ 9,311

Identifiable Intangible Assets and Goodwill. As a result of the AT&T Directory Acquisition and the Embarq Acquisition, certain long-term intangible assets were identified and recorded at their estimated fair value. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $77.6 million, $72.1 million and $57.3 million, respectively. Amortization expense for these intangible assets for the five succeeding years is estimated to be approximately $79.7 million, $79.3 million, $78.6 million, $78.0 million and $77.5 million, respectively. Annual amortization of goodwill for tax purposes is approximately $204.5 million. The acquired long-term intangible assets and their respective book values at December 31, 2006 are shown in the following table.

	Directory Services	Local Customer	National CMR	Trade
	Agreements	Relationships	Relationships	Names	Total

Initial fair value:
AT&T	$952,500	$90,000	$55,000	$—	$1,097,500
Embarq	1,625,000	200,000	60,000	30,000	1,915,000

Total	2,577,500	290,000	115,000	30,000	3,012,500
Accumulated amortization	(175,500)	(58,841)	(14,535)	(8,000)	(256,876)

Net intangible assets	$2,402,000	$231,159	$100,465	$22,000	$2,755,624

The acquired long-term intangible assets and their respective book values at December 31, 2005 are shown in the following table.

	Directory Services	Local Customer	National CMR	Trade
	Agreements	Relationships	Relationships	Names	Total

Initial fair value:
AT&T	$952,500	$90,000	$55,000	$--	$1,097,500
Embarq	1,625,000	200,000	60,000	30,000	1,915,000

Total	2,577,500	290,000	115,000	30,000	3,012,500
Accumulated amortization	(123,500)	(40,000)	(9,800)	(6,000)	(179,300)

Net intangible assets	$2,454,000	$250,000	$105,200	$24,000	$2,833,200

Directory services agreements between AT&T and the Company include a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement grants us the (a) exclusive right to sell to local advertisers within Illinois and Northwest Indiana Internet yellow pages advertising focused upon products and services to be offered within that territory, and (b) non-exclusive right to sell to local (excluding National advertisers) advertisers within Illinois and Northwest Indiana Internet yellow pages advertising focused upon products and services to be offered outside of that territory, in each case, onto the YellowPages.com platform. The directory publishing listing agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories. The AT&T Directory Services Agreements (other than the Internet Yellow Pages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The Internet Yellow Pages reseller agreement has a term of 5 years. The fair value assigned to the AT&T Directory Services Agreements and the Internet Yellow Pages reseller agreement of $950.0 million and $2.5 million, respectively, was based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years and 5 years, respectively.

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
The fair values of local and national customer relationships obtained as a result of the AT&T Directory Acquisition and Embarq Acquisition were determined based on the present value of estimated future cash flows and are being amortized under the income forecast method that assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is approximately 20 years.
The fair value of acquired trade names obtained as a result of the Embarq Acquisition was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. This asset is being amortized under the straight-line method over 15 years.
The excess purchase price for the AT&T Directory Acquisition and Embarq Acquisition over the net tangible and identifiable intangible assets acquired of $218.6 million and $97.0 million, respectively, was recorded as goodwill. During 2006, our parent formalized a plan to re-occupy in early 2007 a portion of the leased facilities in Chicago, Illinois, which we vacated in conjunction with the AT&T Directory Acquisition. As a result, we have reduced our reserve related to these leased facilities at December 31, 2006 by $3.5 million, with a corresponding offset to goodwill.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142”), goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded for the years ended December 31, 2006, 2005 and 2004, respectively.
Interest Expense and Deferred Financing Costs. Interest expense for the years ended December 31, 2006, 2005 and 2004 was $194.8 million, $244.3 million and $175.8 million, respectively. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $12.7 million, $22.8 million and $13.6 million in 2006, 2005 and 2004, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense. Interest expense in 2005 includes a $25.3 million call premium payment and write-off of unamortized deferred financing costs of $7.4 million (which is included in the amortization of deferred financing costs of $22.8 million noted above) associated with the December 20, 2005 tender offer and exit consent solicitation of our 8.875% Senior Notes due 2016. See Note 5, “Long-Term Debt, Credit Facilities and Notes” for a further description of the debt extinguishment.
Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $14.4 million, $18.1 million and $11.1 million in 2006, 2005 and 2004, respectively.

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
The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs from which we accept orders. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.
At December 31, 2006, we had interest rate swap agreements with major financial institutions with a notional value of $1.6 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Derivative Financial Instruments and Hedging Activities. The Company accounts for its derivative financial instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We do not use derivative financial instruments for trading or speculative purposes and our derivative financial instruments are limited to interest rate swap agreements. The Company utilizes a combination of fixed rate and variable rate debt to finance its operations. The variable rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. Additionally, our Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of the total outstanding debt. To satisfy this objective, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. The Company’s interest rate swap agreements effectively convert $1.6 billion, or approximately 82%, of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. At December 31, 2006, approximately 76% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 87% of our total debt portfolio as of December 31, 2006.
On the day a derivative contract is executed, the Company may designate the derivative instrument as a hedge of the variability of cash flows to be received or paid (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair values of the interest rate swaps are determined based on quoted market prices and, to the extent the swaps provide an effective hedge, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive (loss) income, a component of shareholder’s equity. For derivative financial instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense. Any gains or losses related to the quarterly fair value adjustments are presented as a non-cash operating activity on the consolidated statements of cash flows.
The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative or hedged item is expired, sold, terminated, exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheet and recognizes any subsequent changes in its fair value in earnings as a component of interest expense.
See Note 6, “Derivative Financial Instruments” for additional information regarding our derivative financial instruments and hedging activities.
Pension and Postretirement Benefits Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. In 2006, RHD adopted the Citigroup Pension Liability Index as the appropriate discount rate for its defined benefit pension plans. In 2005, the discount rate was determined by using a methodology that discounts the projected plan cash flows to the measurement date using the spot rates provided in the Citigroup Pension Discount Curve. A single discount rate was then computed so that the present value of the benefit cash flows using this single rate equaled the present value computed using the Citigroup Pension Discount Curve. In prior years, discount rates were developed by reference to the Moody’s long-term Aa corporate bond yield at the plan’s measurement date, with consideration of the plan’s duration relative to the duration of the Moody’s Aa corporate bond portfolio. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in accumulated other comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. RHD and the Company have adopted the funded status recognition provisions of SFAS No. 158 related to RHD’s defined benefit pension and postretirement plans as of December 31, 2006, as required. RHD and the Company complied with the measurement date provisions of SFAS No. 158 as of December 31, 2006.
Please refer to Note 10, “Benefit Plans,” which addresses the financial impact of our adoption of SFAS No. 158, and for further information regarding RHD’s benefit plans.
Income Taxes. We account for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 8, “Income Taxes” for more information regarding our provision for income taxes.

Stock-Based Awards
RHD maintains a shareholder approved stock incentive plan, the 2005 Stock Award and Incentive Plan (“2005 Plan”), whereby certain RHD employees and non-employee directors are eligible to receive stock options, SARs, limited stock appreciation rights in tandem with stock options and restricted stock. Prior to adoption of the 2005 Plan, RHD maintained a shareholder approved stock incentive plan, the 2001 Stock Award and Incentive Plan (“2001 Plan”). Under the 2005 Plan and 2001 Plan, 5 million and 4 million shares, respectively, were originally authorized for grant. Stock awards are typically granted at the market value of RHD’s common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to five years from the date of grant, and may be exercised up to a maximum of ten years from the time of grant. RHD’s Compensation Committee determines termination, vesting and other relevant provisions at the date of the grant. RHD has implemented a policy of issuing treasury shares held by RHD to satisfy stock issuances associated with stock-based award exercises.
Non-employee directors of RHD receive options to purchase 1,500 shares and an award of 1,500 shares of restricted stock upon election to the Board. Non-employee directors also receive, on an annual basis, options to purchase 1,500 shares and an award of 1,500 shares of restricted stock. Non-employee directors may also elect to receive additional equity awards in lieu of all or a portion of their cash fees.
On January 1, 2006, RHD and the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), using the Modified Prospective Method. Under this method, we are required to record compensation expense in the consolidated statement of income for all RHD employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. RHD estimates forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. For the year ended December 31, 2006, RHD and the Company utilized a forfeiture rate of 5% in determining compensation expense.
Prior to adopting SFAS No. 123 (R), RHD and the Company accounted for stock-based awards granted to RHD employees and non-employee directors in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Compensation expense related to the issuance of stock options to RHD employees or non-employee directors was only recognized if the exercise price of the stock option was less than the market value of the underlying RHD common stock on the date of grant. Compensation expense related to SARs was determined at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeded the grant price and was recognized over the vesting term. In accordance with the Modified Prospective Method, financial statement amounts for the prior periods presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation.
RHD allocates compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. Information presented below related to compensation expense represents what has been allocated to the Company for the year ended December 31, 2006.
The following table depicts the effect of adopting SFAS No. 123 (R) on net income for the year ended December 31, 2006. The Company’s reported net income for the year ended December 31, 2006, which reflects compensation expense related to RHD’s stock-based awards recorded in accordance with SFAS No. 123 (R), is compared to net income for the same period that would have been reported had such compensation expense been determined under APB No. 25.

	Year Ended December 31, 2006
	As Reported	Per APB No. 25

Total stock-based compensation expense	$25,677	$5,900
Net income	$126,272	$135,752

Upon adoption of SFAS No. 123 (R), pro forma disclosure permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) is no longer a permitted alternative. As RHD and the Company adopted SFAS No. 123 (R), as of January 1, 2006, using the Modified Prospective Method, the Company has provided the following pro forma disclosures of the effect on net income for the years ended December 31, 2005 and 2004 as if the Company had accounted for its employee stock awards granted under the fair value method of SFAS No. 123 for the 2005 and 2004 years.

	For the Years Ended
	December 31,
	2005	2004

Net income, as reported	$80,847	$70,312

Add: Stock-based compensation expense included in reported net income, net of related tax effects	3,162	1,403

Less: Stock-based compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of related tax effects	(7,791)	(4,579)

Pro forma net income	$76,218	$67,136

The weighted average fair value of RHD stock-based awards granted during 2005 and 2004 was $19.76 and $13.64 per share, respectively. The pro forma information noted above was determined based on the fair value of stock-based awards calculated using the Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended
	December 31,
	2005	2004

Dividend yield	0%	0%
Expected volatility	29%	30%
Risk-free interest rate	3.9%	3.5%
Expected holding period	5 years	3 years
In accordance with APB No. 25, the following table presents changes in awards outstanding under all of RHD’s stock incentive plans for the years ended December 31, 2005 and 2004:

		Weighted
		Average
		Exercise/Grant
	Shares	Price Per Share

Awards outstanding, December 31, 2003	3,344,412	$23.78
Granted	1,279,357	41.55
Exercised	(374,152)	19.60
Canceled or expired	(214,732)	28.54

Awards outstanding, December 31, 2004	4,034,885	29.57
Granted	384,093	59.54
Exercised	(334,718)	22.06
Canceled or expired	(82,016)	46.99

Awards outstanding, December 31, 2005	4,002,244	$32.69

Available for future grants at December 31, 2005	5,301,277

In accordance with APB No. 25, the following table summarizes information about RHD’s stock awards outstanding and exercisable at December 31, 2005:

	Stock Awards Outstanding			Stock Awards Exercisable

		Weighted
		Average			Weighted
		Remaining			Average
Range of		Contractual	Weighted Average		Exercise/
Exercise/Grant		Life	Exercise/Grant		Grant Price
Prices	Shares	(In Years)	Price Per Share	Shares	Per Share

$11.10 — $14.75	34,109	1.76	$14.02	34,109	$14.02
$15.22 — $19.41	401,804	3.09	15.74	401,804	15.74
$24.75 — $29.59	1,795,290	4.47	25.97	1,398,971	25.96
$30.11 — $39.21	236,075	4.14	30.80	79,719	31.01
$41.10 — $43.85	1,142,486	5.40	41.32	210,772	41.12
$46.06 — $53.74	36,600	5.28	47.90	7,066	47.24
$56.72 — $64.95	355,880	6.20	59.54	225	59.00

	4,002,244	4.72	$32.69	2,132,666	$25.60

Please refer to Note 9, “Stock Incentive Plans,” for additional information regarding RHD’s stock incentive plans and the adoption of SFAS No. 123 (R).
Estimates. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans, restructuring reserves, and certain assumptions pertaining to RHD’s stock-based awards, among others.
New Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will assess the impact the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations during 2007.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial position and results of operations.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 describes two approaches to assessing the materiality of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was and continues to be immaterial to the prior year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and we have adopted it for our fiscal year ended December 31, 2006. We have not recognized any adjustments resulting from the adoption of SAB No. 108 for the year ended December 31, 2006.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, we will adopt FIN No. 48 on January 1, 2007. Upon adoption of FIN No. 48, we anticipate disclosing a tax liability of between $80.0 million and $100.0 million for uncertain tax positions, resulting in an increase to shareholder’s equity as of January 1, 2007, of approximately $30.0 million. We are currently assessing the final impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.
We have reviewed other new accounting standards not identified above and do not believe any other new standards will have a material impact on our financial position or operating results.
3. Acquisitions
On September 1, 2004, we completed the acquisition of the directory publishing business (“AT&T Directory Business”) of AT&T Inc. (“AT&T”) (formerly known as SBC Communications, Inc., “SBC”) in Illinois and Northwest Indiana, including AT&T’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and AT&T (collectively, the “AT&T Directory Acquisition”) for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. As a result of the AT&T Directory Acquisition, we became the publisher of AT&T branded yellow pages directories in Illinois and Northwest Indiana. This transaction was consummated pursuant to a purchase agreement dated as of July 28, 2004, as amended, by and among the Company, Ameritech Corporation (“Ameritech”), a direct wholly-owned subsidiary of AT&T, and Ameritech Publishing, Inc. (“API”), a direct wholly-owned subsidiary of Ameritech. The results of the AT&T Directory Business have been included in our consolidated results commencing September 1, 2004. The acquired AT&T Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, one of our indirect, wholly-owned subsidiaries. To finance the AT&T Directory Acquisition, we amended and restated our credit facility, consisting of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million revolving credit facility (“Revolver”) for an aggregate facility of $2,525 million.
On January 3, 2003, we completed the acquisition of the directory business (the “Embarq Directory Business”) of Sprint Nextel Corporation (“Sprint”) (formerly known as Sprint Corporation) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (collectively, the “Embarq Acquisition”) for $2.23 billion in cash. As a result, we are the publisher of Embarq (formerly Sprint) branded yellow pages directories in 18 states. In May 2006, Sprint spun-off its local telephone business as Embarq Corporation (“Embarq”) and in connection with the spin-off, we entered into new agreements with Embarq that replaced the related agreements with Sprint, except that Sprint remains bound by certain non-competition obligations. The results of the Embarq Directory Business are included in our consolidated results commencing January 3, 2003. The Embarq Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., one of our direct wholly-owned subsidiaries. To finance the Embarq Acquisition, we entered into a new $1,525 million credit facility, consisting of a $500 million Term Loan A, a $900 million Term Loan B and a $125 million revolver. We also issued the 8.875% senior notes and the 10.875% senior subordinated notes. Additionally, RHD issued $200 million of Preferred Stock and warrants to purchase 1.65 million shares of its common stock to The Goldman Sachs Group, Inc. (the “GS Funds”).
The purpose of our acquisitions and the acquisitions of RHD was to transform RHD and the Company into a leading publisher of yellow pages directories and provider of online local commercial search services, as well as to support the expansion of our current local SEM and SEO offerings and provide new, innovative solutions to enhance our local SEM and SEO capabilities. These acquisitions were accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). Each purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates with the remaining consideration recorded as goodwill. Certain long-term intangible assets were identified and recorded at their estimated fair values. Identifiable intangible assets acquired include directory services agreements between the Company and Embarq and the Company and AT&T, a non-competition agreement between the Company and Sprint, customer relationships and acquired trademarks and trade names. In accordance with SFAS No. 142, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill,” for a further description of our intangible assets and goodwill.
Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with the AT&T Directory Business of $204.1 million at September 1, 2004 or the Embarq Directory Business of $315.9 million at January 3, 2003. These amounts represented revenue that would have been recognized subsequent to each acquisition under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to each acquisition as well as directories that were published in the month each acquisition was completed. Although the deferred revenue balances associated with directories that were published prior to each acquisition were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the acquisitions. As a result, the billed and unbilled accounts receivable balances acquired in both acquisitions became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to each acquisition as well as directories that published in the month each acquisition was completed, totaling $175.8 million for AT&T-branded directories and $63.3 million for Embarq-branded directories. These costs represented cost of revenue that would have been recognized subsequent to the acquisitions under the deferral and amortization method in the absence of purchase accounting.
The following unaudited condensed pro forma financial information has been prepared in accordance with SFAS No. 141 for the year ended December 31, 2004 and assumes the AT&T Directory Acquisition and related financing had occurred on January 1, 2004. The following unaudited condensed pro forma information does not purport to represent what the Company’s results of operations would actually have been if the AT&T Directory Acquisition had in fact occurred on January 1, 2004 and is not necessarily representative of results of operations for any future period.

For the Year Ended
December 31, 2004
Net revenue	$904,579
Operating income	409,970
Net income	119,919
4. Restructuring and Impairment Charges
The table below shows the activity in our restructuring reserves during 2006, 2005 and 2004.

	2003	2005
	Restructuring	Restructuring
	Actions	Actions	Total

Balance at December 31, 2003	$8,499	$--	$8,499
Additions to reserve charged to earnings	2,657	--	2,657
Payments	(7,695)	--	(7,695)

Balance at December 31, 2004	3,461	--	3,461
Additions to reserve charged to goodwill	--	8,828	8,828
Payments	(1,884)	(2,356)	(4,240)

Balance at December 31, 2005	1,577	6,472	8,049
Payments	(606)	(1,074)	(1,680)
Reserve reversal credited to goodwill	--	(3,455)	(3,455)

Balance at December 31, 2006	$971	$1,943	$2,914

During the first quarter of 2005, we completed a restructuring relating to the integration of the AT&T Directory Business. There were 63 employees affected by the restructuring, 57 were terminated during the first quarter of 2005, and 6 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we have vacated certain of our leased facilities in Chicago, Illinois. We estimated the costs associated with the terminated employees and the abandonment of certain of our leased facilities to be approximately $8.8 million and such costs were charged to goodwill during the first quarter of 2005. Payments made with respect to severance and relocation during 2006 and 2005 were $0.1 million and $1.4 million, respectively. Payments of $1.0 million, net of sublease income, were made during both 2006 and 2005 with respect to the leased facilities in Chicago, Illinois. The remaining lease payments will be made through 2012. During 2006, our parent formalized a plan to re-occupy in early 2007 a portion of the leased facilities in Chicago, Illinois, which we vacated in conjunction with the AT&T Directory Acquisition. As a result, we have reduced our reserve related to these leased facilities at December 31, 2006 by $3.5 million, with a corresponding offset to goodwill.
Following the Embarq Acquisition on January 3, 2003, we consolidated publishing and technology operations, sales offices and administrative personnel and relocated the headquarters functions from Overland Park, Kansas and Purchase, New York to Cary, North Carolina. Approximately 140 people were affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of which 75 were included in the restructuring reserve. The remaining 65 people relocated with the Company. In 2003, $2.9 million was charged to goodwill representing the closure of the pre-press publishing facility operated in Blountville, Tennessee and severance paid to certain Embarq executives who were terminated immediately upon the closing of the Embarq Acquisition. The reserve for the pre-press publishing facility was $2.2 million, which represented the remaining lease payments, net of estimated sub-lease income. Net payments of $0.2 million, $0.4 million and $0.9 million were made with respect to the former pre-press publishing facility during 2006, 2005 and 2004, respectively. Remaining payments will be made through 2012.
Also during 2003, $9.5 million was charged to earnings primarily representing severance and related costs associated with the consolidation of the publishing and technology operations, sales offices and administrative personnel and the relocation of our headquarters. An additional reserve of $0.3 million was recorded during 2004 for additional facility related costs as well as $1.3 million related to severance and other related cost estimates. Payments of $0.6 million and $3.6 million were made during 2005 and 2004, respectively, related to severance and related costs. During 2004, several employees included in the initial reserve estimate were redirected within the Company resulting in a reduction to the reserve of $1.2 million. An additional reserve of $2.3 million was recorded during the second quarter of 2004, representing the estimated fair value of the remaining lease payments, net of estimated sub-lease income, on the former headquarters office lease in Purchase, New York. Net payments of $0.4 million, $0.8 million and $0.5 million were made with respect to the former headquarters office lease during 2006, 2005 and 2004, respectively. There are no required payments to be made with respect to the former headquarters office lease after 2006.
Restructuring charges that are charged to earnings are included in general and administrative expenses on our consolidated statements of income.
5. Long-Term Debt, Credit Facilities and Notes
Long-term debt of the Company at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Credit Facility	$1,946,535	$2,170,915
8.875% Senior Notes due 2010	7,934	7,934
10.875% Senior Subordinated Notes due 2012	600,000	600,000

Total	2,554,469	2,778,849
Less current portion	112,200	100,234

Long-term debt	$2,442,269	$2,678,615

Credit Facility
As of December 31, 2006, our senior secured credit facility, as amended and restated (“Credit Facility”), consists of a $323.4 million Term Loan A-4, a $350 million Term Loan D-1, a $1,422.0 million Term Loan D-2 and a $175.0 million Revolving Credit Facility (the “Revolver”) for an aggregate Credit Facility of $2,270.4 million. All Term Loans require quarterly principal and interest payments. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As of December 31, 2006, the outstanding balances of Term Loans A-4, D-1, and D-2 totaled $1,891.1 million, comprised of $158.6 million, $341.7 million and $1,390.8 million, respectively, and $55.4 million was outstanding under the Revolver (with an additional $0.4 million utilized under a standby letter of credit). The Revolver and Term Loan A-4 mature in December 2009 and Term Loans D-1 and D-2 mature in June 2011. The weighted average interest rate of outstanding debt under the Credit Facility was 6.86% and 6.21% at December 31, 2006 and 2005, respectively.
As amended, as of December 31, 2006, our Credit Facility bears interest, at our option, at either:
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
The Credit Facility and the indentures governing the notes (described below) contain usual and customary negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of our and our subsidiaries assets, including our capital stock and the capital stock of our subsidiaries, are pledged to secure the obligations under the Credit Facility.
Notes
In connection with the Embarq Acquisition, we issued $325 million 8.875% Senior Notes due 2010 (“Senior Notes”) and $600 million 10.875% Senior Subordinated Notes due 2012 (“Subordinated Notes”). RHD and our direct and indirect wholly-owned subsidiaries jointly and severally, fully and unconditionally, guarantee these notes. These notes are our unsecured obligations and interest is paid on these notes semi-annually on June 15th and December 15th. On December 20, 2005, we repurchased through a tender offer and exit consent solicitation $317.1 million of the Senior Notes. Proceeds from our Credit Facility’s $350 million Term Loan D-1 were used to fund the partial repurchase of the Senior Notes, a call premium of $25.3 million and pay transaction costs of the tender offer. The partial repurchase of the Senior Notes was accounted for as an extinguishment of debt. At December 31, 2006, the Senior Notes and Senior Subordinated Notes had a fair value of $8.3 million and $654.0 million, respectively.
The remaining $7.9 million face value of 8.875% Senior Notes are redeemable at our option beginning in 2006 at the following prices (as a percentage of face value):

Redemption Year	Price
2006	104.438%
2007	102.219%
2008 and thereafter	100.000%

The 10.875% Senior Subordinated Notes with a face value of $600 million are redeemable at our option beginning in 2007 at the following prices (as a percentage of face value):

Redemption Year	Price
2007	105.438%
2008	103.625%
2009	101.813%
2010 and thereafter	100.000%

Aggregate maturities of long-term debt (including current portion) at December 31, 2006 were:

2007	$112,200
2008	61,695
2009	92,995
2010	1,066,528
2011	621,051
Thereafter	600,000

Total	$2,554,469

6. Derivative Financial Instruments
The Credit Facility bears interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of our total outstanding debt. The Company has entered into the following interest rate swaps that effectively convert approximately 82% of the Company’s variable rate debt to fixed rate debt as of December 31, 2006. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
April 1, 2003	$255	(2)	2.850%	March 31, 2007
September 7, 2004	200	(2)	3.490% - 3.750%	September 8, 2008 - September 7, 2009
September 15, 2004	250	(3)	3.200% - 3.910%	September 15, 2007 - September 15, 2009
September 17, 2004	150	(2)	3.210% - 3.740%	September 17, 2007 - September 17, 2009
September 23, 2004	150	(2)	3.160% - 3.438%	September 24, 2007 - September 23, 2008
December 20, 2005	300	(4)	4.74% - 4.752%	December 20, 2007 - December 22, 2008
May 26, 2006	200	(1)	5.2725% -5.275%	May 26, 2009
May 31, 2006	100	(1)	5.295% - 5.312%	May 31, 2008 - May 31, 2009

Total	$1,605

(1) Consists of two swaps.
(2) Consists of three swaps.
(3) Consists of four swaps.
(4) Consists of six swaps.
By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of A or higher.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
The Company’s interest rate swap agreements effectively convert $1.6 billion of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 4.0%. The interest rate swaps mature at varying dates from March 2007 through September 2009. The weighted average rate received on our interest rate swaps was 5.36% during the year ended December 31, 2006. These periodic payments and receipts are recorded as interest expense.
Interest rate swaps with a notional value of $1.6 billion have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $1.6 billion of bank debt. As of December 31, 2006, these respective interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $1.6 billion of bank debt.
During May 2006, the Company entered into $300 million notional value of interest rate swaps, which were not designated as cash flow hedges until July 2006. The Company recorded changes in the fair value of these interest rate swaps as a reduction to interest expense of $1.2 million for the year ended December 31, 2006.
During the years ended December 31, 2006, 2005 and 2004, the Company reclassified $19.9 million of hedging gains, $0.6 million of hedging gains and $9.4 million of hedging losses into earnings, respectively. As of December 31, 2006, $9.1 million of deferred gains, net of tax, on derivative instruments recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next 12 months. Transactions and events are expected to occur over the next 12 months that will necessitate reclassifying these derivative gains to earnings.
7. Partnership Income and Investment
Before the AT&T Directory Acquisition, partnership income included our 50% share of the net profits of DonTech and revenue participation income received directly from AT&T, which was based on the value of advertising sales. As a result of the AT&T Directory Acquisition, AT&T ceased paying us revenue participation income, we now consolidate all net profits from DonTech, and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing September 1, 2004. Rather, following the AT&T Directory Acquisition, the revenues, expenses and income of the acquired AT&T Directory Business are directly recorded in our consolidated statements of income. Partnership income from DonTech for the eight months ended August 31, 2004 consisted of the following:

Eight Months Ended
August 31, 2004
50% share of DonTech net profits	$12,777
Revenue participation income	65,190

Total DonTech income	$77,967

Summarized financial information of DonTech is shown in the table below. Prior to September 1, 2004, these results were not consolidated in our financial statements.

Eight Months Ended
August 31, 2004
Net revenues	$68,777
Operating income	$25,428
Net income	$25,554

8. Income Taxes
Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by tax rates at which temporary differences are expected to reverse. Deferred tax expense is the result of changes in the deferred tax assets and liabilities.
Provision for income taxes consisted of:

	2006	2005	2004

Current provision (benefit)
U.S. Federal	$2,154	$--	$(25,348)
State and local	627	--	(207)

Total current provision (benefit)	2,781	--	(25,555)

Deferred provision
U.S. Federal	91,894	44,147	66,230
State and local	42,493	6,385	5,231

Total deferred provision	134,387	50,532	71,461

Provision for income taxes	$137,168	$50,532	$45,906

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s income before income taxes.

	2006	2005	2004

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	2.8	3.2	4.5
State net operating loss utilization	2.1	--	--
Modification of state apportionment factors	11.5	--	--
Non-deductible expense	0.2	0.3	--
Other	0.5	--	--

Effective tax rate	52.1%	38.5%	39.5%

Deferred tax assets and liabilities consisted of the following at December 31, 2006 and 2005:

	2006	2005

Deferred tax assets
Reorganization and restructuring costs	$--	$1,422
Bad debts	3,168	5,445
Postretirement benefits	6,780	4,755
Capital loss carryforward	5,977	6,148
Deferred compensation	2,999	4,022
Deferred directory cost uplift	273	4,148
Net operating loss and credit carryforwards	74,107	156,000
Pension	12,344	--
Stock-based compensation expense under SFAS No. 123 (R)	9,696	--

Total deferred tax assets	115,344	181,940
Valuation allowance	(5,977)	(6,148)

Net deferred tax assets	109,367	175,792

Deferred tax liabilities
Restructuring costs	1,377	--
Pension	--	10,914
Depreciation and amortization	283,776	218,232
Net deferred revenue	97,939	92,672
Other	8,635	265

Total deferred tax liabilities	391,727	322,083

Net deferred tax liability	$282,360	$146,291

The 2006 provision for income taxes of $137.2 million is comprised of a federal tax provision of $94.1 million, of which $91.9 million is deferred, and a state tax provision of $43.1 million. Included in the state tax provision is $30.2 million primarily resulting from the modification of apportioned taxable income or loss among various states. The 2006 deferred tax provision related to tax deductions and amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in connection with the Embarq Acquisition and the AT&T Directory Acquisition.
At December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $191.0 million (net of carryback) and $121.0 million, respectively, which will begin to expire in 2023 and 2008, respectively. The Company also had $5.8 million of federal alternative minimum tax (AMT) credit carryforward, which does not expire. A portion of the benefits from the net operating loss carryforwards is reflected in additional paid-in capital as a portion of these net operating loss carryforwards are generated by deductions related to the exercise of stock options. The 2006 and 2005 deductions for stock options was $11.5 million and $13.2 million, respectively. Included in the $11.5 million deduction for stock options in 2006 is a suspended $6.1 million windfall tax benefit as required by SFAS No. 123(R). This benefit will be recognized for financial reporting purposes when the net operating loss is utilized.
In assessing the realizability of our deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The Company believes that it is more likely than not that some of the deferred tax assets resulting from a capital loss incurred by us in 2001 and 2002 will not be realized, and as a result, a valuation allowance of $6.0 million has been recorded.
The 2005 provision for income taxes of $50.5 million is comprised of a deferred tax provision due to the taxable loss generated in the current period. The 2005 deferred tax provision resulted in an effective tax rate of 38.5% and net operating losses of approximately $148.1 million related to tax deductions and amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in connection with the Embarq Acquisition and the AT&T Directory Acquisition. The 2005 effective tax rate reflects a decrease in the state and local tax rate due to integration of the Embarq Acquisition and the AT&T Directory Acquisition.
The 2004 provision for income taxes of $45.9 million was comprised of a current tax benefit of $25.6 million and a deferred tax provision of $71.5 million. The 2004 current tax benefit resulted in an effective tax rate of 39.5% and net operating losses of approximately $72.4 million related to tax deductions in connection with the Embarq Acquisition and the AT&T Directory Acquisition. The 2004 deferred tax provision of $71.5 million was primarily related to the difference in amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in connection with the Embarq Acquisition and the AT&T Directory Acquisition. The 2004 effective tax rate reflects a decrease in the state and local tax rate due to integration of the Embarq Acquisition and the AT&T Directory Acquisition.
The Company is currently under federal tax audit by the Internal Revenue Service for the taxable years 2003 and 2004. The Company believes that adequate provisions have been made with respect to the federal tax audit and the Company believes the resolution of such audit will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. In addition, certain state tax returns are under examination by various regulatory authorities. We continuously review issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of our reserves. We believe that our accrued tax liabilities are adequate to cover all probable U.S. federal and state income tax loss contingencies.
9. Stock Incentive Plans
On January 1, 2006, RHD and the Company adopted the provisions of SFAS No. 123 (R) using the Modified Prospective Method. Under this method, we are required to record compensation expense in the statement of income for all RHD employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. RHD estimates forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. During 2006, RHD and the Company utilized a forfeiture rate of 5% in determining compensation expense.

RHD allocates compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. Information presented below related to compensation expense, with the exception of unrecognized compensation expense, represents what has been allocated to the Company for the year ended December 31, 2006. All other information presented below, including unrecognized compensation expense, relates to RHD’s stock award and incentive plans in total. For the year ended December 31, 2006, the Company recognized $25.7 million of stock-based compensation expense related to stock-based awards granted under RHD’s various employee stock incentive plans. Total capitalized stock-based compensation was $0.9 million for the year ended December 31, 2006.
Prior to the adoption of SFAS No. 123 (R), the Company presented all tax benefits of deductions resulting from the exercise of stock-based awards as operating cash flows in the consolidated statements of cash flows. SFAS No. 123 (R) requires that these cash flows now be classified as financing cash flows. During the year ended December 31, 2006, the Company was not able to utilize the tax benefit resulting from stock-based award exercises due to net operating loss carryforwards. As such, neither operating nor financing cash flows were affected by stock-based award exercises for the year ended December 31, 2006.
Under SFAS No. 123 (R), the fair value for RHD’s stock options and SARs is calculated using the Black-Scholes model at the time these stock-based awards are granted. The amount, net of estimated forfeitures, is then amortized over the vesting period of the stock-based award. The weighted average fair value per share of stock options and SARs granted during the year ended December 31, 2006 was $20.08. The following assumptions were used in valuing these stock-based awards for the year ended December 31, 2006:

December 31, 2006

Dividend yield	0%
Expected volatility	28.2%
Risk-free interest rate	4.4%
Expected life	5 Years
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
RHD grants restricted stock to certain of its employees, including executive officers, and non-employee directors in accordance with the 2005 Plan. Under SFAS No. 123 (R), compensation expense related to these awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the RHD’s common stock at such time.
For the year ended December 31, 2006, RHD granted 1.8 million stock options and SARs. The following table presents a summary of RHD’s stock options and SARs activity and related information for the year ended December 31, 2006:

		Weighted
		Average	Aggregate
		Exercise/Grant	Intrinsic
	Shares	Price Per Share	Value

Awards outstanding, January 1, 2006	4,002,244	$32.69	$119,958
Granted *	1,834,890	64.31	585
Dex Media stock-based awards converted	1,725,361	12.73	85,882
Exercised	(1,988,597)	16.38	(92,165)
Forfeitures	(292,125)	57.10	(1,438)

Awards outstanding, December 31, 2006	5,281,773	$41.98	$112,822

Available for future grants at December 31, 2006	4,052,363

* Includes the October 3, 2005 grant of 1.1 million SARs to certain employees, including executive officers, which was contingent upon the successful completion of the Dex Media Merger (see below for additional information).

The total intrinsic value of RHD stock-based awards vested during the year ended December 31, 2006 was $34.4 million. The total fair value of RHD stock-based awards vested during the year ended December 31, 2006 was $26.4 million.
The following table summarizes information about RHD’s stock-based awards outstanding and exercisable at December 31, 2006:

	Stock Awards Outstanding			Stock Awards Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining	Weighted
Range of		Contractual	Exercise/Grant		Contractual	Average
Exercise/Grant		Life	Price Per		Life	Exercise/Grant
Prices	Shares	(In Years)	Share	Shares	(In Years)	Price Per Share

$10.78 - $14.75	218,581	5.73	$11.19	139,225	5.06	$11.42
$15.22 - $19.41	287,963	2.10	15.75	287,963	2.10	15.75
$24.75 - $29.59	1,659,979	3.47	25.97	1,659,979	3.47	25.97
$30.11 - $39.21	135,366	3.16	30.99	100,649	3.16	30.96
$41.10 - $43.85	954,620	4.34	41.40	650,429	4.33	41.40
$46.06 - $55.25	91,951	5.95	51.87	23,799	4.63	47.98
$56.55 - $65.00	1,933,313	5.78	63.28	622,061	5.61	62.01

	5,281,773	5.11	$41.98	3,484,105	4.56	$40.33

The aggregate intrinsic value of RHD’s exercisable stock-based awards as of December 31, 2006 was $100.0 million.
The following table summarizes the status of RHD’s non-vested stock awards as of December 31, 2006, and changes during the year ended December 31, 2006:

		Weighted Average
	Non-vested	Grant Date	Non-vested	Weighted Average
	Stock Options	Exercise Price Per	Restricted	Grant Date Fair
	and SARs	Award	Stock	Value Per Award

Non-vested at January 1, 2006	1,869,578	$40.78	--	$ --
Granted	1,834,890	64.31	208,793	61.39
Non-vested Dex Options
Converted	224,597	12.73	--	--
Vested	(1,839,272)	44.01	--	--
Forfeitures	(292,125)	57.10	(15,710)	62.41

Non-vested at December 31, 2006	1,797,668	$45.18	193,083	$61.31

As of December 31, 2006, there was $46.1 million of total unrecognized compensation cost related to RHD’s non-vested stock-based awards. The cost is expected to be recognized over a weighted average period of approximately two years. After applying RHD’s estimated forfeiture rate, RHD expects 1.7 million non-vested stock-based awards to vest over a weighted average period of approximately two years. The intrinsic value at December 31, 2006 of RHD’s non-vested stock-based awards expected to vest is $12.2 million and the corresponding weighted average grant date exercise price is $55.76 per share.
On December 13, 2006, RHD granted 0.1 million shares of restricted stock to certain executive officers. These restricted shares, which are settled in RHD common stock, were granted at a grant price of $60.64 per share, which was equal to the market value of RHD’s common stock on the date of grant. The vesting of these restricted shares is contingent upon RHD’s common stock equaling or exceeding $65.00 per share for 20 consecutive trading days and continued employment with RHD through the third anniversary of the date of grant. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these restricted shares of less than $0.1 million for the year ended December 31, 2006.

On February 21, 2006, RHD granted 0.1 million shares of restricted stock to certain employees, including executive officers. These restricted shares, which are settled in RHD common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of the RHD’s common stock on the date of grant, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these restricted shares of $1.2 million for the year ended December 31, 2006.
On February 21, 2006, RHD granted 0.6 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. On February 24, 2005, RHD granted 0.5 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $59.00 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. On July 28, 2004, RHD granted 0.9 million SARs to certain employees, including executive officers, in connection with the AT&T Directory Acquisition. These SARs, which are settled in RHD common stock, were granted at a grant price of $41.58 per share, which was equal to the market value of RHD’s common stock on the grant date, and initially were scheduled to vest entirely only after five years. The maximum appreciation of the July 28, 2004 and February 24, 2005 SAR grants is 100% of the initial grant price. We recognized non-cash compensation expense related to these and other smaller SAR grants of $9.5 million, $4.1 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.
In connection with the Embarq Acquisition, RHD granted 1.5 million options (“Founders Grant”) to certain employees, including executive officers, during 2002. These options were granted in October 2002 at an exercise price equal to the market value of RHD’s common stock on the date of grant. However, the award of these options was contingent upon the successful closing of the Embarq Acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the market value of RHD’s common stock exceeded the exercise price. Accordingly, these options were accounted for as compensatory options under APB No. 25 and resulted in a charge to us of $1.0 million for each of the years ended December 31, 2005 and 2004.
In connection with the Dex Media Merger, RHD granted on October 3, 2005, 1.1 million SARs to certain employees, including executive officers. These SARs were granted at an exercise price of $65.00 (above the then prevailing market price of RHD’s common stock) and vest ratably over three years. The award of these SARs was contingent upon the successful completion of the Dex Media Merger and therefore were not identified as awards outstanding as of December 31, 2005. We recognized non-cash compensation expense related to these SARs of $5.8 million for the year ended December 31, 2006.
At January 31, 2006, stock-based awards outstanding under the existing Dex Media equity compensation plans totaled 4.0 million Dex Media option shares and had a weighted average exercise price of $5.48 per option share. As a result of the Dex Media Merger, all outstanding Dex Media equity awards were converted to RHD equity awards on February 1, 2006. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards totaled 1.7 million shares of RHD and had a weighted average exercise price of $12.73 per share. At December 31, 2006, the number of RHD shares remaining available for future issuance totaled 0.2 million under the Dex Media, Inc. 2004 Incentive Award Plan. For the year ended December 31, 2006, non-cash compensation expense related to these converted awards totaled $1.4 million.
The Dex Media Merger triggered a change in control under RHD’s stock incentive plans. Accordingly, all awards granted to employees through January 31, 2006, with the exception of stock-based awards held by executive officers and members of the Board of Directors (who waived the change of control provisions of such awards), became fully vested. In addition, the vesting conditions related to the July 28, 2004 SARs grant, noted above, were modified as a result of the Dex Media Merger, and the SARs now vest ratably over three years from the date of grant. For the year ended December 31, 2006, we recognized $10.5 million of non-cash compensation expense, which is included in the total non-cash compensation expense amounts noted above, as a result of these modifications. Non-cash stock-based compensation expense relating to existing stock options held by executive officers as of January 1, 2006, which were not modified as a result of the Dex Media Merger, as well as non-cash stock-based compensation expense from smaller grants issued subsequent to the Dex Media Merger not mentioned above, totaled $7.8 million for us for the year ended December 31, 2006.

10. Benefit Plans
Pension Plans. The RHD and DonTech cash balance defined benefit pension plans cover substantially all RHDI employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain RHDI employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Annual pension costs are determined using the projected unit credit actuarial cost method. RHD’s funding policy is to contribute an amount at least equal to the minimum legal funding requirement. RHD was not required to make any contributions during 2006, 2005 or 2004. RHD’s underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of RHD’s plan assets.
RHD also has an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key RHDI employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan).
Savings Plans. RHD offers a defined contribution 401(k) savings plan to substantially all RHDI employees and contributes 50% for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions). Contributions under this plan were $3.0 million, $2.5 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Postretirement Benefits. RHD has an unfunded postretirement benefit plan that provides certain healthcare and life insurance benefits to certain RHDI full-time employees who reach retirement eligibility while working for RHDI.
Information presented below for 2006, 2005 and 2004 represents RHD’s plans, which incorporate RHDI employees and excludes information related to benefit plans acquired in the Dex Media Merger.
Benefit Obligation and Funded Status
A summary of the funded status of RHD’s benefit plans at December 31, 2006 and 2005 is as follows:

	Pension Plans		Postretirement Plans
	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation, beginning of period	$125,759	$113,389	$23,227	$19,434
Service cost	5,681	5,050	677	685
Interest cost	6,850	6,406	1,245	1,195
Plan participant contributions	--	--	337	258
Amendments	387	--	--	--
Actuarial (gain)/loss	(5,294)	6,448	(1,353)	2,677
Benefits paid	(5,271)	(5,534)	(1,143)	(1,022)

Benefit obligation, end of period	$128,112	$125,759	$22,990	$23,227

Change in plan assets
Fair value of plan assets, beginning of period	$100,783	$101,007	$--	$--
Return on plan assets	8,981	5,252	--	--
Employer contributions	140	58	806	765
Plan participant contributions	--	--	337	257
Benefits paid	(5,271)	(5,534)	(1,143)	(1,022)

Fair value of plan assets, end of period	$104,633	$100,783	$--	$--

Reconciliation of Funded Status
Funded status of plans	$(23,479)	$(24,976)	$(22,990)	$(23,227)
Unrecognized net loss	--	36,834	--	4,376
Unrecognized prior service costs	--	1,094	--	3,774

Net amount recognized	$(23,479)	$12,952	$(22,990)	$(15,077)

Net amounts recognized in the consolidated balance sheets at December 31, 2006 and 2005 were as follows:

		Postretirement
	Pension Plans	Plans
	2006	2006

Current liabilities	$(200)	$(1,006)
Non-current liabilities	(23,279)	(21,984)

Net amount recognized	$(23,479)	$(22,990)

		Postretirement
	Pension Plans	Plans
	2005	2005

Accrued liabilities	$(11,906)	$(15,077)
Intangible asset	1,146	--
Accumulated other comprehensive income	23,712	--

Net amount recognized	$12,952	$(15,077)

The accumulated benefit obligation for RHD’s defined benefit pension plans was $115.4 million and $112.7 million at December 31, 2006 and 2005, respectively.
The projected benefit obligation and accumulated benefit obligation for RHD’s unfunded PBEP at December 31, 2006 and 2005 was as follows:

	2006	2005

Projected benefit obligation	$5,287	$4,441
Accumulated benefit obligation	$3,323	$2,749
Components of Net Periodic Benefit Expense
The net periodic benefit expense of RHD’s pension plans for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Service cost	$5,681	$5,050	$4,147
Interest cost	6,850	6,406	4,661
Expected return on plan assets	(8,248)	(8,363)	(6,680)
Amortization of unrecognized prior service cost	130	133	116
Amortization of unrecognized net loss	2,062	1,326	733

Net periodic benefit expense	$6,475	$4,552	$2,977

The net periodic benefit expense of RHD’s postretirement plans for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Service cost	$678	$685	$548
Interest cost	1,245	1,195	870
Amortization of unrecognized prior service cost	219	814	172
Amortization of unrecognized net loss	813	175	681

Net periodic benefit expense	$2,955	$2,869	$2,271

Additional Information

	Retirement Plans
	2006	2005	2004

(Decrease) increase in minimum pension liability included in other comprehensive income	$(7,655)	$23,197	$515
Adoption of SFAS No. 158
Upon the initial implementation of SFAS No. 158 at December 31, 2006, we have recorded all previously unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive loss. The following table presents the incremental effect of applying SFAS No. 158 on individual line items in our consolidated balance sheet as of December 31, 2006.

	Before		After
	Application	SFAS No.	Application
	of SFAS No.	158	of SFAS No.
	158	Adjustment	158
Liability for pension and postretirement benefits	$(28,041)	$(18,428)	$(46,469)
Deferred income taxes	--	(7,406)	--

Accumulated other comprehensive loss, net of tax	$(9,871)	$(12,397)	$(22,268)
The following table presents the amount of previously unrecognized actuarial gains and losses and prior service cost, both currently in accumulated other comprehensive loss, expected to be recognized as net periodic benefit expense in 2007:

	Pension	Postretirement
	Plans	Plans

Previously unrecognized actuarial gain expected to be recognized in 2007	$1,953	$57
Previously unrecognized prior service cost expected to be recognized in 2007	$164	$814
Amounts recognized in accumulated other comprehensive loss at December 31, 2006 consist of:

	Pension	Postretirement
	Plans	Plans
Net actuarial gain	$28,746	$2,803
Prior service cost	$1,350	$2,960
Assumptions
The following assumptions were used in determining the benefit obligations for RHD’s pension plans and postretirement plans:

	2006	2005

Weighted average discount rate	5.90%	5.50%
Rate of increase in future compensation	3.66%	3.66%

The discount rate reflects the current rate at which the pension and postretirement obligations could effectively be settled at the end of the year. In 2006, we adopted the Citigroup Pension Liability Index (the “Index”) as the appropriate discount rate for our defined benefit pension plans. This Index is widely used by companies throughout the United States and is considered to be one of the preferred standards for establishing a discount rate. In 2005, the discount rate was determined using a methodology that discounts the projected plan cash flows to the measurement date using the spot rates provided in the Citigroup Pension Discount Curve. A single discount rate was then computed so that the present value of the benefit cash flows using this single rate equaled the present value computed using the Citigroup Pension Discount Curve. In prior years, discount rates were developed by reference to the Moody’s long-term Aa corporate bond yield at the plan’s measurement date, with consideration of the plan’s duration relative to the duration of the Moody’s Aa corporate bond portfolio.
The following assumptions were used in determining the net periodic benefit expense for RHD’s pension plans:

	2006	2005	2004

Weighted average discount rate	5.50%	5.75%	6.00%
Rate of increase in future compensation	3.66%	3.66%	3.66%
Expected return on plan assets	8.25%	8.25%	8.25%
The weighted average discount rate used to determine the net periodic expense for the RHD postretirement plan was 5.50%, 5.75% and 6.00% for 2006, 2005 and 2004, respectively.
The following table reflects assumed healthcare cost trend rates used in determining the net periodic benefit expense and benefit obligations for RHD’s postretirement plans.

	2006	2005

Healthcare cost trend rate assumed for next year
Under 65	10.0%	10.0%
65 and older	12.0%	12.0%
Rate to which the cost trend rate is assumed to decline
Under 65	5.0%	5.0%
65 and older	5.0%	5.0%
Year ultimate trend rate is reached	2013	2013
Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement benefit plans. A one-percent change in the assumed healthcare cost trend rate would have had the following effects at December 31, 2006:

	One Percent Change
	Increase	Decrease

Effect on the aggregate of the service and interest cost components of net periodic postretirement benefit cost (Consolidated Statement of Income)	$334	$(245)
Effect on accumulated postretirement benefit obligation (Consolidated Balance Sheet)	$3,306	$(2,226)
Plan Assets
RHD’s pension plan weighted-average asset allocation at December 31, 2006, by asset category, is as follows:

	Plan Assets at
	December 31, 2006	Asset Allocation
	and 2005	Target

Equity securities	67%	65%
Debt securities	33%	35%

Total	100%	100%

RHD’s plans’ assets are invested in accordance with investment practices that emphasize long-term investment fundamentals. RHD’s plans’ investment objective is to achieve a positive rate of return over the long-term from capital appreciation and a growing stream of current income that would significantly contribute to meeting the plans’ current and future obligations. These objectives can be obtained through a well-diversified portfolio structure in a manner consistent with each plan’s investment policy statement.
RHD’s plans’ assets are invested in marketable equity and fixed income securities managed by professional investment managers. Plan assets are invested using a combination of active and passive (indexed) investment strategies. RHD’s plans’ assets are to be broadly diversified by asset class, investment style, number of issues, issue type and other factors consistent with the investment objectives outlined in each plan’s investment policy statement. RHD’s plans’ assets are to be invested with prudent levels of risk and with the expectation that long-term returns will maintain and contribute to increasing purchasing power of the plans’ assets, net of all disbursements, over the long-term.
RHD’s plans’ assets in separately managed accounts may not be used for the following purposes: short sales, purchases of letter stock, private placements, leveraged transactions, commodities transactions, option strategies, purchases of Real Estate Investment Trusts, investments in some limited partnerships, investments by the managers in their own securities, their affiliates or subsidiaries, investment in futures, use of margin or investments in any derivative not explicitly permitted in each plan’s investment policy statement.
For 2006, 2005 and 2004, RHD used a rate of 8.25% as the expected long-term rate of return assumption on the plan assets for its pension plans. The basis used for determining this rate was the long-term capital market return forecasts for an asset mix similar to RHD’s plans’ asset allocation target of 65% equity securities and 35% debt securities.
Although RHD reviews its expected long-term rate of return assumption annually, the plan performance in any one particular year does not, by itself, significantly influence RHD’s evaluation. RHD’s assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.
Estimated Future Benefit Payments
RHD’s pension plans benefits and postretirement plans benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter to RHDI employees are as follows:

			Medicare
	Pension	Postretirement	Part D
	Plans	Plans	Subsidy
2007	$7,887	$1,005	$120
2008	7,689	1,051	153
2009	7,660	1,105	184
2010	8,422	1,196	221
2011	8,540	1,236	262
Years 2012-2016	53,068	7,067	2,004
RHD expects to make contributions of approximately $4.1 million and $1.0 million to its pension plans and postretirement plans, respectively, in 2007 for RHDI employees.
Additional Information and Subsequent Events
On August 17, 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act requires that all single-employer defined benefit plans be fully funded within a seven-year period, beginning in 2008. Some provisions of the Act are effective January 1, 2006; however, most of the new provisions are effective January 1, 2008. The Act replaces the prior rules for funding with a new standard that is based on the plan’s funded status. Funding must be determined using specified interest rates and mortality sums and potential limits on lump sums. Adoption of the new requirements could increase RHD’s plans’ liabilities and required contributions in the future; however, this cannot be estimated at this time until further technical guidance is issued.

Effective January 1, 2007, the DonTech Retirement Plan was merged with and into the RHD Retirement Plan. The merger of these plans streamlines RHD’s administrative processes but does not materially impact our financial statements.
11. Commitments
We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2017. Rent and lease expense for 2006, 2005 and 2004 was $11.5 million, $10.0 million and $11.6 million, respectively. The future non-cancelable minimum rental payments applicable to operating leases at December 31, 2006 are:

2007	$10,366
2008	9,814
2009	8,786
2010	5,490
2011	4,426
Thereafter	8,219

Total	$47,101

In connection with the AT&T Directory Acquisition, we entered into an Internet Yellow Pages reseller agreement whereby we are obligated to pay AT&T $15.4 million over the 5-year term of the agreement. In connection with our software system modernization and on-going support services related to the Amdocs software system, we are obligated to pay Amdocs $37.7 million over the periods 2007 through 2009.
12. Legal Proceedings
We are involved in various legal proceedings arising in the ordinary course of our business, as well as certain litigation and tax matters. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions of improper listings contained in directories published by us. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.
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
Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our consolidated financial statements with respect to any of such matters.
13. Business Segments
Management reviews and analyzes its business of publishing yellow pages directories and related local commercial search as one operating segment.

14. Related Party Transactions and Allocations
Certain transactions are managed by RHD on a centralized basis. Under this centralized cash management program, RHD and the Company advance funds and allocate certain operating expenditures to each other. These net intercompany balances have been classified as non-current assets or liabilities at December 31, 2006 and 2005, as the Company is not required to nor intends to settle these balances with RHD during the next twelve months. As the change in net intercompany balances came as a result of operating transactions, they have been presented as operating activities on the consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004.
In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to R.H. Donnelley Corporation with very limited exceptions, under the terms of our Credit Facility. No dividends were paid to our parent during the years ended December 31, 2006, 2005 and 2004. See Note 5, “Long-Term Debt, Credit Facilities and Notes,” for a further description of our debt instruments.
15. Valuation and Qualifying Accounts

		Net Addition
		to Allowance	Net Additions
	Balance at	from AT&T	Charged To	Write-offs	Balance at
	Beginning of	Directory	Revenue and	and Other	End of
	Period	Acquisition	Expense	Deductions	Period

Allowance for Doubtful Accounts and Sales Claims
For the year ended December 31, 2006	$27,328	--	48,186	(50,038)	$25,476
For the year ended December 31, 2005	$33,093	--	54,921	(60,686)	$27,328
For the year ended December 31, 2004	$11,956	25,788	32,339	(36,990)	$33,093

Deferred Tax Asset Valuation Allowance
For the year ended December 31, 2006	$6,148	--	--	(171)	$5,977
For the year ended December 31, 2005	$6,148	--	--	--	$6,148
For the year ended December 31, 2004	$5,738	--	410	--	$6,148

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
On March 31, 2006, RHD’s Audit and Finance Committee of the Board of Directors (the “Committee”) dismissed PricewaterhouseCoopers LLP as the Company’s principal independent registered public accounting firm. Effective March 31, 2006, the Committee appointed KPMG LLP as the Company’s principal independent registered public accounting firm for the fiscal year ended December 31, 2006. For additional information regarding this matter, please refer to RHD’s Current Report on Form 8-K filed with the SEC on April 6, 2006. There have been no disagreements with either of the Company’s principal independent registered public accounting firms for the two-year period ended December 31, 2006.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of December 31, 2006, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls. There has not been any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
For the year ended December 31, 2006, KPMG LLP served as the Company’s independent registered public accounting firm. For the year ended December 31, 2005, PricewaterhouseCoopers LLP served as the Company’s independent registered public accounting firm.
The following table presents fees for professional services rendered by KPMG LLP for the audit of RHD’s annual financial statements at a consolidated level for the year ended December 31, 2006 and fees billed for other services rendered by KPMG LLP during this period. The table also presents fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of RHD’s annual financial statements and fees billed for other services at a consolidated level for the year ended December 31, 2005. The following fees are presented at a consolidated level, as opposed to a subsidiary level, since all principal accountant fees and services are approved by RHD’s Audit and Finance Committee at this consolidated level.

	2006	2005
Audit fees (1)	$2,575,615	$1,680,793
Audit-related fees (2)	38,286	1,137,119
Tax fees (3)	32,800	216,531
All other fees (4)	--	3,113

Total fees	$2,646,701	$3,037,556

(1)	Audit fees for the years ended December 31, 2006 and 2005 were for professional services rendered by KPMG and PwC, as applicable, for the audits of the consolidated financial statements of RHD and its subsidiary registrants, reviews of the financial statements included in RHD and its subsidiary registrants’ Quarterly Reports on Form 10-Q and other audit services for RHD at a consolidated level. The amount for 2006 represents an estimate of overall fees, which have not yet been fully billed.

(2)	Audit-related fees for the years ended December 31, 2006 and 2005 were for assurance and related services rendered by KPMG and PwC, as applicable, including various other financial accounting, reporting and assurance services.

(3)	Tax fees for the years ended December 31, 2006 and 2005 were for services rendered by KPMG and PwC, as applicable, in connection with general tax planning and advice.

(4)	All other fees in 2005 were for accounting research software.
Generally, RHD’s Audit and Finance Committee approves each year the specific types and estimated amounts of all audit and non-audit services that are contemplated to be performed by any independent registered public accounting firm during that calendar year, before any such work commences. The Chairperson of the Audit and Finance Committee may approve other services not prohibited by applicable law or regulation and not previously approved by the Audit and Finance Committee up to $250,000 at any one time. The Chairperson may also approve services previously approved by the Audit and Finance Committee at amounts up to $250,000 higher than previously approved by the Audit and Finance Committee. In either case, the Chairperson will report her approval of such additional services and/or amounts to the Audit and Finance Committee at its next scheduled meeting or at a special meeting which may be called in the absolute discretion of the Chairperson and such amounts are subject to Audit and Finance Committee ratification. The Chairperson may also defer to the Audit and Finance Committee with respect to any such additional services or amounts. The Chairperson and/or the Audit and Finance Committee

is authorized to approve such additional non-audit services without limit after they determine that such services will not impair the independence of the independent registered public accounting firm.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(A)(1) and (2) - List of financial statements and financial statement schedules
The following consolidated financial statements of the Company are included under Item 8:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2006
Consolidated Statements of Cash Flows for the three years ended December 31, 2006
Consolidated Statements of Changes in Shareholder’s Equity for the three years ended December 31, 2006
Notes to Consolidated Financial Statements

Financial statement schedules for the Company have not been prepared because the required information has been included in the Company’s consolidated financial statements included in Item 8 of this Annual Report.

          (a) Exhibits:

Exhibit No.	Document

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.1	Indenture, dated as of December 3, 2002, between the Company (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.2	Form of 8.875% Senior Notes due 2010 (included in Exhibit 4.1)

4.3	Supplemental Indenture, dated as of January 3, 2003, among the Company., as Issuer, RHD and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.4	Second Supplemental Indenture, dated as of September 1, 2004, by and among the Company , the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

4.5	Third Supplemental Indenture, dated as of December 6, 2005, among the Company, as Issuer, RHD and the subsidiary guarantors named therein, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2005, Commission File No. 333-59287)

4.6	Guarantees relating to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.7	Senior Guarantees relating to Second Supplemental Indenture to the Indenture governing the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

4.8	Indenture, dated as of December 3, 2002, between the Company (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of the Company (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.9	Form of 10.875% Senior Subordinated Notes due 2012 (included in Exhibit 4.8)

4.10	Supplemental Indenture, dated as of January 3, 2003, among the Company, as Issuer, RHD and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

Exhibit No.	Document

4.11	Second Supplemental Indenture, dated as of January 9, 2004, among the Company, as Issuer, RHD and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 333-59287)

4.12	Third Supplemental Indenture, dated as of September 1, 2004, among the Company, and the guarantors party thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

4.13	Guarantees relating to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.14	Senior Subordinated Guarantees relating to the Third Supplemental Indenture to the Indenture governing the 10.875% Notes due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

10.1	Non-Competition Agreement, dated as of January 3, 2003, by and among RHD, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon, L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.2	Letter from Sprint Nextel Corporation, dated as of May 16, 2006, acknowledging certain matters with respect to the Non-Competition Agreement described above as Exhibit 10.1 (incorporated by reference to Exhibit 10.12 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155)

10.3	Directory Services License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation, Embarq Directory Trademark Company, LLC and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.6 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155)

10.4	Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley Directory Company and Embarq Directory Trademark Company, LLC (incorporated by reference to Exhibit 10.7 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155)

10.5	Publisher Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company and Embarq Corporation (incorporated by reference to Exhibit 10.8 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155)

10.6	Non-Competition Agreement, dated as of May 16, 2006, by and among RHD, R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.9 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155)

Exhibit No.	Document

10.7	Subscriber Listings Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.10 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155)

10.8	Standstill Agreement, dated as of May 16, 2006, by and between R.H. Donnelley Publishing & Advertising, Inc. and Embarq Corporation (incorporated by reference to Exhibit 10.11 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155)

10.9#	Directory Services License Agreement, dated as of September 1, 2004, among RHD, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.10	Non-Competition Agreement, dated as of September 1, 2004, by and between RHD and SBC Communications Inc. (incorporated by reference to Exhibit 10.2 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.11	SMARTpages Reseller Agreement, dated as of September 1, 2004, among SBC Communications, Inc., Southwestern Bell Yellow Pages, Inc., SBC Knowledge Ventures, L.P., the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership) and DonTech II Partnership (incorporated by reference to Exhibit 10.3 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.12	Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.13	Agreement to Amend and Restate, dated December 13, 2005, among RHD and lenders party to the Credit Agreement, dated as of November 8, 2002, as amended (incorporated by reference to Exhibit 10.4 to RHD’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.

10.14	Agreement to Amend and Restate, dated December 13, 2005, among RHD and lenders party to the Credit Agreement, dated as of September 9, 2003, as amended (incorporated by reference to Exhibit 10.3 to RHD’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.

10.15#	Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, RHD, the several banks and other financial institutions or entities from time to time parties thereto as lenders, J.P. Morgan Securities Inc. and Deutsche Bank Trust Company Americas, as co-lead arrangers and joint-bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, Bear Stearns Corporate Lending Inc., Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., UBS Securities LLC and Wachovia Bank, National Association, as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)

10.16	First Amendment, dated as of April 24, 2006, to the Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, RHD, the several banks and other financial institutions or entities from time to time parties thereto as lenders, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)

Exhibit No.	Document

10.17	Second Amended and Restated Guaranty and Collateral Agreement, dated as of December 13, 2005, among the Company, RHD, and the subsidiaries of the Company party thereto, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.2 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)

10.18	Reaffirmation, dated as of April 24, 2006, among RHD, the Company and its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)

31.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2006 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Annual Report on Form 10-K for the period ended December 31, 2006 by Steven M. Blondy, Executive Vice President, Chief Financial Officer and Director of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2006 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President, Chief Financial Officer and Director, for R.H. Donnelley Inc.

* Filed herewith.
^ Management contract or compensatory plan.
# The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the
Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2007.

R.H. Donnelley Inc.

By:	/s/ David C. Swanson

David C. Swanson,
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David C. Swanson (David C. Swanson)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 28, 2007

/s/ Steven M. Blondy (Steven M. Blondy)	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 28, 2007

/s/ Jeffrey A. Smith (Jeffrey A. Smith)	Vice President and Controller (Principal Accounting Officer)	March 28, 2007

/s/ Robert J. Bush (Robert J. Bush)	Director	March 28, 2007

Exhibit Index

Exhibit No.	Document

31.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2006 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Annual Report on Form 10-K for the period ended December 31, 2006 by Steven M. Blondy, Executive Vice President, Chief Financial Officer and Director of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2006 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President, Chief Financial Officer and Director, for R.H. Donnelley Inc.

^ Management contract or compensatory plan. * Filed herewith.