Form 10-Q
period 2007-03-31
DONNELLEY R H INC
filed 2007-05-10
CIK 1065310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at May 1, 2007
Common Stock, no par value	100
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
R.H. Donnelley Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2007	2006

Assets
Current Assets
Cash and cash equivalents	$6,289	$4,905
Accounts receivable
Billed	110,369	120,387
Unbilled	340,264	347,051
Allowance for doubtful accounts and sales claims	(23,631)	(25,476)

Net accounts receivable	427,002	441,962
Deferred directory costs	64,470	67,204
Prepaid expenses and other current assets	37,861	50,017

Total current assets	535,622	564,088

Fixed assets and computer software, net	87,479	88,076
Amount due from Parent, net	425,990	426,192
Other non-current assets	47,559	52,147
Intangible assets, net	2,735,689	2,755,624
Goodwill	315,560	315,560

Total Assets	$4,147,899	$4,201,687

Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable and accrued liabilities	$54,304	$74,764
Accrued interest	28,314	11,950
Deferred directory revenue	429,654	439,100
Short-term deferred income taxes, net	9,430	100,943
Current portion of long-term debt	84,800	112,200

Total current liabilities	606,502	738,957

Long-term debt	2,428,069	2,442,269
Deferred income taxes, net	188,757	181,417
Other non-current liabilities	153,188	63,790

Total liabilities	3,376,516	3,426,433

Commitments and contingencies

Shareholder’s Equity
Common stock, no par value, authorized, issued and outstanding – 100 shares	308,942	308,942
Retained earnings	476,572	476,488
Accumulated other comprehensive loss	(14,131)	(10,176)

Total shareholder’s equity	771,383	775,254

Total Liabilities and Shareholder’s Equity	$4,147,899	$4,201,687

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended
	March 31,
(in thousands)	2007	2006

Net revenue	$257,935	$261,369

Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	110,401	107,637
General and administrative expenses	19,238	22,298
Depreciation and amortization	24,933	21,382

Total expenses	154,572	151,317

Operating income	103,363	110,052

Interest expense, net	48,192	49,933

Income before income taxes	55,171	60,119

Provision for income taxes	20,699	22,807

Net income	$34,472	$37,312

Comprehensive Income
Net income	$34,472	$37,312
Unrealized (loss) gain on interest rate swaps, net of tax	(4,269)	4,675
Benefit plans adjustment, net of tax	314	—

Comprehensive income	$30,517	$41,987

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
(in thousands)	2007	2006

Cash Flows from Operating Activities
Net income	$34,472	$37,312
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	24,933	21,382
Deferred income tax provision	19,560	22,807
Provision for bad debts	11,167	10,536
Stock-based compensation expense	5,575	14,803
Other non-cash charges	128	8,061
Changes in assets and liabilities:
Decrease in accounts receivable	3,794	33,023
Decrease in other assets	18,000	10,365
Decrease in accounts payable and accrued liabilities	(7,995)	(7,738)
Decrease in deferred directory revenue	(9,446)	(41,331)
(Decrease) increase in other non-current liabilities	(235)	4,813
(Increase) in amount due from Parent, net	(4,921)	(26,392)

Net cash provided by operating activities	95,032	87,641

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(7,455)	(3,570)

Net cash used in investing activities	(7,455)	(3,570)

Cash Flows from Financing Activities
Revolver borrowings	151,550	3,700
Revolver repayments	(178,950)	(8,700)
Credit facility repayments	(14,200)	(71,340)
Decrease in checks not yet presented for payment	(4,897)	(2,051)
Dividend to Parent	(39,696)	—

Net cash used in financing activities	(86,193)	(78,391)

Increase in cash and cash equivalents	1,384	5,680
Cash and cash equivalents, beginning of year	4,905	6,963

Cash and cash equivalents, end of period	$6,289	$12,643

Supplemental Information:
Cash paid:
Interest	$27,743	$29,944
Income taxes, net	$139	$231
The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands)
1. Business and Basis of Presentation
R.H. Donnelley Inc. is a direct wholly-owned subsidiary of R.H. Donnelley Corporation (“RHD” or “parent”). The interim consolidated financial statements of R.H. Donnelley Inc. and its direct and indirect wholly-owned subsidiaries (the “Company,” “RHDI,” “RHD Inc.,” “we,” “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”). The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
Certain prior period amounts included on the Consolidated Statements of Cash Flows have been reclassified to conform to the current period’s presentation.
Our parent, RHD, is one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. We publish and distribute advertiser content utilizing two of the most highly recognizable brands in the industry, Embarq (formerly known as Sprint) and AT&T (formerly known as SBC). During 2006, we published and distributed more than 30 million print directories and our print and online solutions helped approximately 250,000 national and local businesses in 18 states reach consumers who were actively seeking to purchase products and services. Some of our markets include Las Vegas and Orlando and Lee County, Florida.
Significant Business Developments
On January 31, 2006, RHD acquired Dex Media, Inc. (“Dex Media”) for an equity purchase price of $4.1 billion consisting of 36,547,381 shares of RHD common stock valued at $2.2 billion and $1.9 billion in cash (the “Dex Media Merger”). RHD also assumed all of Dex Media’s and its subsidiaries’ outstanding indebtedness with a fair value of $5.5 billion, together with other costs for a total aggregate purchase price of $9.8 billion. Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest was the primary incumbent local exchange carrier (“ILEC”) in November 2002. Prior to the Dex Media Merger, Dex Media was a leading directory publisher in the United States. The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of yellow pages directories, as well as to combine the complementary strengths of both companies. The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates as Dex Media Inc., one of RHD’s direct, wholly-owned subsidiaries. As such, the results of the Dex Media Business are not included in the Company’s operating results.
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

Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published, net of estimated sales claims, and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). The Company also recognizes revenue for those Internet-based advertising products that are bundled with print advertising using the deferral and amortization method. Revenue with respect to Internet-based advertising that is not bundled with print advertising is recognized ratably over the period the advertisement appears on the site. Revenue with respect to our other products and services, such as SEM and SEO services, is recognized as delivered or fulfilled. Revenue and deferred revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of claims we may incur for a directory in the future. The Company recorded sales claims allowances of $2.2 million and $3.6 million for the three months ended March 31, 2007 and 2006, respectively.
The Company enters into transactions, such as exclusivity arrangements, sponsorships and other media access transactions, where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the third party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenue and expense related to such transactions are included in the consolidated statements of income consistent with, and only to the extent of, reasonably similar and recent items sold or purchased for cash.
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

Interest Expense and Deferred Financing Costs. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $4.1 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense.
Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $2.4 million and $6.1 million for the three months ended March 31, 2007 and 2006, respectively.
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
At March 31, 2007, we had interest rate swap agreements with major financial institutions with a notional value of $1.4 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Derivative Financial Instruments. The Company accounts for its derivative financial instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We do not use derivative financial instruments for trading or speculative purposes and our derivative financial instruments are limited to interest rate swap agreements. The Company utilizes a combination of fixed rate and variable rate debt to finance its operations. The variable rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. Additionally, our credit facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of our total outstanding debt. To satisfy this objective and requirement, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. The Company’s interest rate swap agreements effectively convert $1.4 billion, or approximately 71%, of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. At March 31, 2007, approximately 76% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 78% of our total debt portfolio as of March 31, 2007.
On the day a derivative contract is executed, the Company may designate the derivative instrument as a hedge of the variability of cash flows to be received or paid (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair values of the interest rate swaps are determined based on quoted market prices and, to the extent the swaps provide an effective hedge, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive loss, a component of shareholder’s equity. For derivative financial instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense. Any gains or losses related to the quarterly fair value adjustments are presented as a non-cash operating activity on the consolidated statements of cash flows.
The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative or hedged item is expired, sold, terminated, exercised or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheet and recognizes any subsequent changes in its fair value in earnings as a component of interest expense. Please refer to Note 5, “Derivative Financial Instruments” for additional information regarding our derivative financial instruments and hedging activities.
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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it is has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition requirements. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, we adopted FIN No. 48 on January 1, 2007. Please refer to Note 7, “Income Taxes,” for additional information.
Pension and Postretirement Benefits. Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires RHD management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. For the three months ended March 31, 2007 and 2006, RHD used the Citigroup Pension Liability Index as the appropriate discount rate for its defined benefit pension plans. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors. Please refer to Note 8, “Benefit Plans,” for additional information.
Stock-Based Awards
RHD maintains a shareholder approved stock incentive plan, the 2005 Stock Award and Incentive Plan (“2005 Plan”), whereby certain RHD employees and non-employee directors are eligible to receive stock options, stock appreciation rights (“SARs”), limited stock appreciation rights in tandem with stock options and restricted stock. Prior to adoption of the 2005 Plan, RHD maintained a shareholder approved stock incentive plan, the 2001 Stock Award and Incentive Plan (“2001 Plan”). Under the 2005 Plan and 2001 Plan, 5 million and 4 million shares, respectively, were originally authorized for grant. Stock awards are typically granted at the market value of RHD’s common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to five years from the date of grant, and may be exercised up to a maximum of ten years from the date of grant. RHD’s Compensation Committee determines termination, vesting and other relevant provisions at the date of the grant. RHD has implemented a policy of issuing treasury shares held by RHD to satisfy stock issuances associated with stock-based award exercises.
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
RHD and the Company account for stock-based compensation under SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”). RHD allocates compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. The Company recorded stock-based compensation expense related to stock-based awards granted under RHD’s various employee and non-employee stock incentive plans of $5.6 million and $14.8 million for the three months ended March 31, 2007 and 2006, respectively.
On February 27, 2007, RHD granted 1.1 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $74.31 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $2.8 million, which includes $2.6 million related to non-substantive vesting, for the three months ended March 31, 2007.
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
New Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations.
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
3. Intangible Assets and Goodwill
On September 1, 2004, we completed the acquisition of the directory publishing business (“AT&T Directory Business”) of AT&T Inc. (“AT&T”) (formerly known as SBC Communications, Inc., “SBC”) in Illinois and Northwest Indiana (the “Territory”), including AT&T’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and AT&T (collectively, the “AT&T Directory Acquisition”) for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech.
On January 3, 2003, we completed the acquisition of the directory business (the “Embarq Directory Business”) of Sprint Nextel Corporation (“Sprint”) (formerly known as Sprint Corporation) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (collectively, the “Embarq Acquisition”) for $2.23 billion in cash.
As a result of the AT&T Directory Acquisition and the Embarq Acquisition, certain long-term intangible assets were identified and recorded at their estimated fair value. Amortization expense was $19.9 million and $18.2 million for the three months ended March 31, 2007 and 2006, respectively. The acquired long-term intangible assets and their respective book values at March 31, 2007 are shown in the table below.

	Directory
	Services	Local Customer	National CMR
	Agreements	Relationships	Relationships	Trade Names	Total

Initial fair value:
AT&T	$952,500	$90,000	$55,000	$—	$1,097,500
Embarq	1,625,000	200,000	60,000	30,000	1,915,000

Total	2,577,500	290,000	115,000	30,000	3,012,500
Accumulated amortization	(188,500)	(64,088)	(15,723)	(8,500)	(276,811)

Net intangible assets	$2,389,000	$225,912	$99,277	$21,500	$2,735,689

Directory services agreements between AT&T and the Company include a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in the Territory, grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement grants us the (a) exclusive right to sell to local advertisers within the Territory Internet yellow pages advertising focused upon products and services to be offered within the Territory, and (b) non-exclusive right to sell to local (excluding National advertisers) advertisers within the Territory Internet yellow pages advertising focused upon products and services to be offered outside of the Territory, in each case, onto the YellowPages.com platform. The directory publishing listing agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories. The AT&T Directory Services Agreements (other than the Internet Yellow Pages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The Internet Yellow Pages reseller agreement has a term of 5 years. The fair value assigned to the AT&T Directory Services Agreements and the Internet Yellow Pages reseller agreement of $950.0 million and $2.5 million, respectively, was based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years and 5 years, respectively.

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
In accordance with SFAS No. 142, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded for the three months ended March 31, 2007 and 2006.
4. Long-Term Debt, Credit Facility and Notes
Long-term debt of the Company at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006

Credit Facility	$1,904,935	$1,946,535
8.875% Senior Notes due 2010	7,934	7,934
10.875% Senior Subordinated Notes due 2012	600,000	600,000

Total	2,512,869	2,554,469
Less current portion	84,800	112,200

Long-term debt	$2,428,069	$2,442,269

Credit Facility
As of March 31, 2007, our senior secured credit facility, as amended and restated (“Credit Facility”), consists of a $323.4 million Term Loan A-4, a $350 million Term Loan D-1, a $1,422.0 million Term Loan D-2 and a $175.0 million Revolving Credit Facility (the “Revolver”) for an aggregate Credit Facility of $2,270.4 million. All Term Loans require quarterly principal and interest payments. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As of March 31, 2007, the outstanding balances of Term Loans A-4, D-1, and D-2 totaled $1,876.9 million, comprised of $148.8 million, $340.8 million and $1,387.3 million, respectively, and $28.0 million was outstanding under the Revolver (with an additional $0.4 million utilized under a standby letter of credit). The Revolver and Term Loan A-4 will mature in December 2009 and Term Loans D-1 and D-2 will mature in June 2011. The weighted average interest rate of outstanding debt under the Credit Facility was 6.73% and 6.86% at March 31, 2007 and December 31, 2006, respectively.
As amended, as of March 31, 2007, our Credit Facility bears interest, at our option, at either:
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

5. Derivative Financial Instruments
The Credit Facility bears interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of our total outstanding debt. The Company has entered into the following interest rate swaps that effectively convert approximately 71% of the Company’s variable rate debt to fixed rate debt as of March 31, 2007. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 78% of our total debt portfolio as of March 31, 2007. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
September 7, 2004	$200	(2)	3.490% - 3.750%	September 8, 2008 - September 7, 2009
September 15, 2004	250	(3)	3.200% - 3.910%	September 15, 2007 - September 15, 2009
September 17, 2004	150	(2)	3.210% - 3.740%	September 17, 2007 - September 17, 2009
September 23, 2004	150	(2)	3.160% - 3.438%	September 24, 2007 - September 23, 2008
December 20, 2005	300	(4)	4.74% - 4.752%	December 20, 2007 - December 22, 2008
May 26, 2006	200	(1)	5.2725% -5.275%	May 26, 2009
May 31, 2006	100	(1)	5.295% - 5.312%	May 31, 2008 - May 31, 2009
Total	$1,350

(1)	Consists of two swaps.

(2)	Consists of three swaps.

(3)	Consists of four swaps.

(4)	Consists of six swaps.
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
The Company’s interest rate swap agreements effectively convert $1.4 billion of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 4.21%. The interest rate swaps mature at varying dates from September 2007 through September 2009. The weighted average variable rate received on our interest rate swaps was 5.35% during the three months ended March 31, 2007. These periodic payments and receipts are recorded as interest expense.
Interest rate swaps with a notional value of $1.4 billion have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $1.4 billion of bank debt. As of March 31, 2007, these respective interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $1.4 billion of bank debt.

6. Restructuring Charges
The table below shows the activity in our restructuring reserves for the three months ended March 31, 2007.

	2003	2005
	Restructuring	Restructuring
	Actions	Actions	Total

Balance at December 31, 2006	$971	$1,943	$2,914
Payments	(11)	(52)	(63)

Balance at March 31, 2007	$960	$1,891	$2,851

During the first quarter of 2005, we completed a restructuring relating to the integration of the AT&T Directory Business. There were 63 employees affected by the restructuring, 57 were terminated during the first quarter of 2005, and 6 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we have vacated certain of our leased facilities in Chicago, Illinois. We estimated the costs associated with the terminated employees and the abandonment of certain of our leased facilities to be approximately $8.8 million and such costs were charged to goodwill during the first quarter of 2005. Residual payments made with respect to relocation during the three months ended March 31, 2006 were less than $0.1 million. Payments of less than $0.1 million and $0.3 million, net of sublease income, were made during the three months ended March 31, 2007 and 2006, respectively, with respect to the leased facilities in Chicago, Illinois. The remaining lease payments will be made through 2012. During 2006, we formalized a plan to re-occupy in early 2007 a portion of the leased facilities in Chicago, Illinois, which we vacated in conjunction with the AT&T Directory Acquisition. As a result, we reduced our reserve related to these leased facilities at December 31, 2006 by $3.5 million, with a corresponding offset to goodwill.
Following the Embarq Acquisition on January 3, 2003, we consolidated publishing and technology operations, sales offices and administrative personnel and relocated the headquarters functions from Overland Park, Kansas and Purchase, New York to Cary, North Carolina. Approximately 140 people were affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of which 75 were included in the restructuring reserve. The remaining 65 people relocated with the Company. In 2003, $2.9 million was charged to goodwill representing the closure of the pre-press publishing facility operated in Blountville, Tennessee and severance paid to certain Embarq executives who were terminated immediately upon the closing of the Embarq Acquisition. The reserve for the pre-press publishing facility was $2.2 million, which represented the remaining lease payments, net of estimated sub-lease income. Net payments of less than $0.1 million and $0.1 million were made with respect to the former pre-press publishing facility during the three months ended March 31, 2007 and 2006, respectively. Remaining payments will be made through 2012.
Restructuring charges that are charged to earnings are included in general and administrative expenses on our consolidated statements of income.

7. Income Taxes
As a result of implementing FIN No. 48, we recognized an increase of $159.9 million in the liability for unrecognized tax benefits. The increase in the liability included a reduction in deferred tax liabilities of $165.2 million and an increase in retained earnings of $5.3 million.
As of January 1, 2007 and after the impact of recognizing the increase in the liability for unrecognized tax benefits, our unrecognized tax benefits total $173.9 million, which includes accrued interest disclosed below. Included in the balance of unrecognized benefits at January 1, 2007 are $5.6 million of tax benefits that, if recognized, would affect the effective tax rate.
Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we have accrued $3.6 million related to interest and have not accrued any amount for tax penalties.
We believe it is reasonably possible that the amount of unrecognized tax benefits disclosed above could decrease within the next twelve months. We are currently under audit by the Internal Revenue Service (“IRS”) for taxable years 2003 and 2004 and in New York for 2000 through 2003. If the New York audit is resolved within the next twelve months, the total amount of unrecognized tax benefits reported above could decrease by approximately $7.5 million. The unrecognized tax benefits related to the New York audit relate to apportionment and the filing of combined income tax returns. Based upon the status of the IRS audit for 2003 and 2004, we do not expect the unrecognized tax benefits associated with our uncertain Federal tax positions to change within the next twelve months. The unrecognized tax benefits related to the IRS audit primarily relate to items in which the ultimate deductibility is highly certain but for which there is uncertainty regarding the timing of such deductibility.
As noted above, we are currently under federal tax audit by the IRS for the taxable years 2003 and 2004. Therefore, tax years 2003 through 2006 are still subject to examination by the IRS. In addition, certain state tax returns are under examination by various regulatory authorities, including New York. Our state tax return years are open to examination for an average of three years. However, certain jurisdictions remain open to examination longer than the three year average due to the existence of net operating loss carryforwards.
There were no significant changes to any of the amounts noted above during the three months ended March 31, 2007.
8. Benefit Plans
Pension Plans. Effective January 1, 2007, the DonTech Retirement Plan was merged with and into the RHD Retirement Plan. The merger of these plans streamlines our administrative processes but does not materially impact our consolidated financial statements. The RHD cash balance defined benefit pension plan covers substantially all of our employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain of our employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Annual pension costs are determined using the projected unit credit actuarial cost method. RHD’s funding policy is to contribute an amount at least equal to the minimum legal funding requirement. RHD was not required to make and has not made any contributions during the three months ended March 31, 2007 and 2006. RHD’s underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities.
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
In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost of RHD’s pension and postretirement benefit plans for the three months ended March 31, 2007 and 2006:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006

Service cost	$1,234	$1,352	$153	$182
Interest cost	1,821	1,691	331	312
Expected return on plan assets	(2,085)	(2,063)	—	—
Amortization of prior service cost	33	33	203	203
Amortization of net loss	272	468	—	65

Net periodic benefit cost	$1,275	$1,481	$687	$762

RHD expects to make contributions of approximately $3.8 million and $1.0 million to its pension plans and postretirement plans, respectively, in 2007 for RHDI employees.
9. Business Segments
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

11. Related Party Transactions and Allocations
Certain transactions are managed by RHD on a centralized basis. Under this centralized cash management program, RHD and the Company advance funds and allocate certain operating expenditures to each other. These net intercompany balances have been classified as non-current assets or liabilities at March 31, 2007 and December 31, 2006, as the Company is not required to nor intends to settle these balances with RHD during the next twelve months. As the change in net intercompany balances came as a result of operating transactions, they have been presented as operating activities on the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006.
In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to RHD, with very limited exceptions under the terms of our Credit Facility and the indentures governing our notes. During the three months ended March 31, 2007 and within the terms of our Credit Facility and the indentures governing our notes, the Company paid a dividend of $39.7 million to RHD. This dividend is presented as a financing activity on the consolidated statement of cash flows for the three months ended March 31, 2007. The Company did not pay any dividends to RHD during the three months ended March 31, 2006. See Note 4, “Long-Term Debt, Credit Facility and Notes” for a further description of our debt instruments.

Item 2. Management’s Narrative Analysis of Results of Operations
Pursuant to General Instruction H(2)(a) of Form 10-Q: (i) the information called for by Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) we are providing the following Management’s Narrative Analysis and Results of Operations.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies are described in detail in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”). Unless otherwise indicated, the terms “Company,” “RHD Inc.,” “RHDI,” “we,” “us” and “our” refer to R.H. Donnelley Inc. and its direct and indirect wholly-owned subsidiaries.
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
Our online products and services (IYP, SEM and SEO) provide merchants with additional reach to connect with consumers who are actively seeking to purchase products and services on the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary IYP sites, but extend to other major online search platforms, including Google® and Yahoo!®, providing additional qualified leads for our advertisers. We also help local businesses take advantage of the expanding online market by assisting them to determine the optimal display of information in their IYP profile or the right combination of SEM and SEO tactics for prominent appearance on the Internet.
This compelling set of “triple play” products and services, in turn, generates among the strongest returns for advertisers of any advertising media available today. This strong advertiser return uniquely positions RHDI and its 800 sales representatives as trusted advisors for marketing support and service in the local markets we serve.
RHD recently announced a new Dex market brand for all of our print and online products across our entire footprint. As part of this branding strategy, RHD also announced DexKnows.com® as its new uniform resource locator (“URL”) across its entire footprint that will upgrade our existing online sites over the remainder of 2007. This initiative was undertaken as IYP is a cornerstone of our “triple play” strategy and this platform will make our rich, accurate content available on a single search site. We will continue to leverage the recognizable Embarq and

AT&T brands on our print products in those respective markets while also creating a single look and feel for both print and online products by highlighting the Dex name. The Dex brand has tremendous name recognition within its markets where DexOnline.com is the leader in online local search. The DexKnows.com site leverages this success and adds enhanced capabilities, new features and an intuitive interface. The conversion of existing online sites will occur in stages over the remainder of 2007 starting with DexOnline.com followed by the Embarq and AT&T markets.
Significant Business Developments
On January 31, 2006, RHD acquired Dex Media, Inc. (“Dex Media”) for an equity purchase price of $4.1 billion consisting of 36,547,381 shares of RHD common stock valued at $2.2 billion and $1.9 billion in cash (the “Dex Media Merger”). RHD also assumed all of Dex Media’s and its subsidiaries’ outstanding indebtedness with a fair value of $5.5 billion, together with other costs for a total aggregate purchase price of $9.8 billion. Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest was the primary incumbent local exchange carrier (“ILEC”) in November 2002. Prior to the Dex Media Merger, Dex Media was a leading directory publisher in the United States. The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of yellow pages directories, as well as to combine the complementary strengths of both companies. The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates as Dex Media Inc., one of RHD’s direct, wholly-owned subsidiaries. As such, the results of the Dex Media Business are not included in the Company’s operating results.
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
New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations.
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

RESULTS OF OPERATIONS
Three months ended March 31, 2007 and 2006
Net Revenue
The components of our net revenue for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
(amounts in millions)	2007	2006	$ Change

Gross directory advertising revenue	$257.4	$262.4	$(5.0)
Sales claims and allowances	(2.2)	(3.6)	1.4

Net directory advertising revenue	255.2	258.8	(3.6)
Other revenue	2.7	2.6	0.1

Total	$257.9	$261.4	$(3.5)

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
Total net revenue for the three months ended March 31, 2007 was $257.9 million, compared to $261.4 million for the corresponding period in the prior year. The decrease in total net revenue of $3.5 million for the three months ended March 31, 2007 is primarily a result of declines in renewal business and sales productivity related to systems modernization and weaker housing trends in certain of our Embarq markets and declines in some of our AT&T markets due to re-alignment of the coverage areas of our publications to better reflect shopping patterns. These declines are partially offset by increased net revenue from new product introductions, including online products and services, in both our Embarq and AT&T markets, increases in national directory revenue in our Embarq markets and increased internet-based revenue in our Embarq markets.
Other revenue for the three months ended March 31, 2007 totaled $2.7 million, representing an increase of $0.1 million from other revenue of $2.6 million reported for the three months ended March 31, 2006. Other revenue includes barter revenue, late fees received on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.

Expenses
The components of our total expenses for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
(amounts in millions)	2007	2006	$ Change

Cost of revenue	$110.4	$107.6	$2.8
General and administrative expenses	19.2	22.3	(3.1)
Depreciation and amortization	24.9	21.4	3.5

Total	$154.5	$151.3	$3.2

Substantially all expenses are derived from our directory publishing business and Internet-based advertising products and services. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives (“CMRs”), which act as our channel to national advertisers. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of directory distribution.
Cost of Revenue
Total cost of revenue for the three months ended March 31, 2007 was $110.4 million, compared to $107.6 million reported for the corresponding period in the prior year. The primary components of the $2.8 million increase in cost of revenue are as follows:

(amounts in millions)	$ Change

Increased information technology (“IT”) expenses	$4.7
Increased print, paper and distribution expenses	3.8
Increased internet production and distribution costs	1.4
Decreased stock-based compensation expense under SFAS No. 123 (R)	(3.3)
Amortization of cost uplift in 2006 from the AT&T Directory Business	(1.9)
All other	(1.9)

Total increase in cost of revenue for the three months ended March 31, 2007	$2.8

During the three months ended March 31, 2007, we incurred approximately $4.7 million of additional IT expenses compared to the corresponding period in 2006, due to enhancements and technical support of multiple production systems. Print, paper and distribution expenses increased $3.8 million compared to the corresponding period in the prior year, primarily as a result of the introduction of plus companion directories in certain markets. Plus companion directories are a small format directory that serves as a complement to the core directory, with replicated advertising from the core directory available for an additional charge. Also during the three months ended March 31, 2007, the Company incurred expenses of $1.4 million related to internet production and distribution due to investment in our triple play strategy. This investment focuses on enhancing our online products and services (IYP, SEM and SEO), which includes rebranding initiatives associated with our new URL, DexKnows.com.

Cost of revenue for the three months ended March 31, 2007 was also impacted by $2.0 million of non-cash stock-based compensation expense resulting from SFAS No. 123 (R), compared to $5.3 million reported for the three months ended March 31, 2006. The decrease of $3.3 million is primarily due to one-time charges recognized for the three months ended March 31, 2006 from modifications to stock-based awards due to acceleration of vesting terms as a result of the Dex Media Merger, offset by stock-based compensation expense from new awards granted during the three months ended March 31, 2007. The three months ended March 31, 2007 and 2006 includes $0.2 million and $3.1 million, respectively, of non-cash stock-based compensation expense resulting from these 2006 modifications. Cost of revenue includes non-cash stock-based compensation expense for employees whose wages are classified as cost of revenue.
As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to our acquisition of the directory publishing business of AT&T Inc. (“AT&T Directory Business”) at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs was determined to be $81.3 million for the AT&T Directory Acquisition. These costs are amortized as cost of revenue over the terms of the applicable directories and such amortization totaled $1.9 million for the three months ended March 31, 2006, with no comparable expense in 2007.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the three months ended March 31, 2007 were $19.2 million compared to $22.3 million reported for the corresponding period in the prior year. The decrease in G&A expenses for the three months ended March 31, 2007 of $3.1 million is primarily due to a decrease in non-cash stock-based compensation expense. G&A expenses for the three months ended March 31, 2007 was impacted by $3.6 million of non-cash stock-based compensation expense resulting from SFAS No. 123 (R), compared to $9.5 million reported for the three months ended March 31, 2006. The decrease of $5.9 million is primarily due to one-time charges recognized for the three months ended March 31, 2006 from modifications to stock-based awards due to acceleration of vesting terms as a result of the Dex Media Merger, offset by stock-based compensation expense from new awards granted during the three months ended March 31, 2007. The three months ended March 31, 2007 and 2006 included $0.3 million and $5.4 million, respectively, of non-cash stock-based compensation expense resulting from these 2006 modifications. G&A expenses include non-cash stock-based compensation expense for employees whose wages are classified as G&A expenses.
Depreciation and Amortization
Depreciation and amortization (“D&A”) expense for the three months ended March 31, 2007 was $24.9 million, compared to $21.4 million for the three months ended March 31, 2006. Amortization of intangible assets was $19.9 million for the three months ended March 31, 2007, compared to $18.2 million reported for the three months ended March 31, 2006. The increase in intangible asset amortization for the three months ended March 31, 2007 is due to the change in amortization expense as provided for under the income forecast method related to the local customer relationships intangible assets. Depreciation of fixed assets and amortization of computer software was $5.0 million for the three months ended March 31, 2007, compared to $3.2 million reported for the three months ended March 31, 2006. The increase in depreciation of fixed assets and amortization of computer software for the three months ended March 31, 2007 is due to fixed asset and computer software additions.

Operating Income
Operating income for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
(amounts in millions)	2007	2006	$ Change

Total	$103.4	$110.1	$(6.7)

Operating income for the three months ended March 31, 2007 was $103.4 million, representing a decrease of $6.7 million from operating income of $110.1 million reported for the corresponding period in the prior year. The decrease in operating income for the three months ended March 31, 2007 is a direct result of the decrease in net revenue of $3.5 million and increase in expenses of $3.2 million, as described above.
Interest Expense, Net
Net interest expense for the three months ended March 31, 2007 was $48.2 million, compared to $49.9 million reported for the corresponding period in the prior year. The decrease in net interest expense for the three months ended March 31, 2007 of $1.7 million is a result of lower average outstanding debt balances due to debt repayments. Net interest expense for the three months ended March 31, 2007 includes $4.1 million of non-cash amortization of deferred financing costs, compared to $3.4 million of non-cash amortization of deferred financing costs for the corresponding period in the prior year.
Income Taxes
The effective tax rate on income before income taxes of 37.5% for the three months ended March 31, 2007 compares to 37.9% on income before income taxes for the corresponding period in the prior year. The effective tax rate as of March 31, 2007 reflects a decrease in the state and local tax rate as a result of a change in state apportionment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.
Item 4T. Controls and Procedures
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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 3. Defaults Upon Senior Securities
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit No.	Document

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.1	Indenture, dated as of December 3, 2002, between the Company (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.2	Form of 8.875% Senior Notes due 2010 (included in Exhibit 4.1)

4.3	Supplemental Indenture, dated as of January 3, 2003, among the Company., as Issuer, RHD and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.4	Second Supplemental Indenture, dated as of September 1, 2004, by and among the Company , the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

4.5	Third Supplemental Indenture, dated as of December 6, 2005, among the Company, as Issuer, RHD and the subsidiary guarantors named therein, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2005, Commission File No. 333-59287)

4.6	Guarantees relating to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.7	Senior Guarantees relating to Second Supplemental Indenture to the Indenture governing the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

4.8	Indenture, dated as of December 3, 2002, between the Company (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of the Company (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.9	Form of 10.875% Senior Subordinated Notes due 2012 (included in Exhibit 4.8)

4.10	Supplemental Indenture, dated as of January 3, 2003, among the Company, as Issuer, RHD and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

Exhibit No.	Document

4.11	Second Supplemental Indenture, dated as of January 9, 2004, among the Company, as Issuer, RHD and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 333-59287)

4.12	Third Supplemental Indenture, dated as of September 1, 2004, among the Company, and the guarantors party thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

4.13	Guarantees relating to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 333-59287)

4.14	Senior Subordinated Guarantees relating to the Third Supplemental Indenture to the Indenture governing the 10.875% Notes due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 333-59287)

10.1	Non-Competition Agreement, dated as of January 3, 2003, by and among RHD, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon, L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.2	Letter from Sprint Nextel Corporation, dated as of May 16, 2006, acknowledging certain matters with respect to the Non-Competition Agreement described above as Exhibit 10.1 (incorporated by reference to Exhibit 10.12 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155)

10.3	Directory Services License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation, Embarq Directory Trademark Company, LLC and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.6 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155)

10.4	Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley Directory Company and Embarq Directory Trademark Company, LLC (incorporated by reference to Exhibit 10.7 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155)

10.5	Publisher Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company and Embarq Corporation (incorporated by reference to Exhibit 10.8 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155)

10.6	Non-Competition Agreement, dated as of May 16, 2006, by and among RHD, R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.9 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155)

Exhibit No.	Document

10.7	Subscriber Listings Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.10 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155)

10.8	Standstill Agreement, dated as of May 16, 2006, by and between R.H. Donnelley Publishing & Advertising, Inc. and Embarq Corporation (incorporated by reference to Exhibit 10.11 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155)

10.9#	Directory Services License Agreement, dated as of September 1, 2004, among RHD, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.10	Non-Competition Agreement, dated as of September 1, 2004, by and between RHD and SBC Communications Inc. (incorporated by reference to Exhibit 10.2 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.11	SMARTpages Reseller Agreement, dated as of September 1, 2004, among SBC Communications, Inc., Southwestern Bell Yellow Pages, Inc., SBC Knowledge Ventures, L.P., the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership) and DonTech II Partnership (incorporated by reference to Exhibit 10.3 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.12	Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.13	Agreement to Amend and Restate, dated December 13, 2005, among RHD and lenders party to the Credit Agreement, dated as of November 8, 2002, as amended (incorporated by reference to Exhibit 10.4 to RHD’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.

10.14	Agreement to Amend and Restate, dated December 13, 2005, among RHD and lenders party to the Credit Agreement, dated as of September 9, 2003, as amended (incorporated by reference to Exhibit 10.3 to RHD’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.

10.15#	Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, RHD, the several banks and other financial institutions or entities from time to time parties thereto as lenders, J.P. Morgan Securities Inc. and Deutsche Bank Trust Company Americas, as co-lead arrangers and joint-bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, Bear Stearns Corporate Lending Inc., Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., UBS Securities LLC and Wachovia Bank, National Association, as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)

10.16	First Amendment, dated as of April 24, 2006, to the Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, RHD, the several banks and other financial institutions or entities from time to time parties thereto as lenders, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)

Exhibit No.	Document

10.17	Second Amended and Restated Guaranty and Collateral Agreement, dated as of December 13, 2005, among the Company, RHD, and the subsidiaries of the Company party thereto, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.2 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)

10.18	Reaffirmation, dated as of April 24, 2006, among RHD, the Company and its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2007 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2007 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith.

^	Management contract or compensatory plan.

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY INC.
Date: May 10, 2007	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2007	By:	/s/ Jeffrey A. Smith
Jeffrey A. Smith
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2007 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2007 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith.