Form 10-Q
period 2007-06-30
DONNELLEY R H INC
filed 2007-08-07
CIK 1065310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at August 1, 2007
Common Stock, no par value	100
THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF R.H. DONNELLEY CORPORATION. THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

R.H. DONNELLEY INC.
INDEX TO FORM 10-Q
Beginning with this Quarterly Report on Form 10-Q (the “Form 10-Q”), R.H. Donnelley Inc. has modified its periodic reporting as compared to previously filed Quarterly Reports. Although this Form 10-Q contains all information required by applicable rules and regulations, it does not repeat certain information contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”). As a result, this Form 10-Q should be read together with the Form 10-K.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
R.H. Donnelley Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2007	2006

Assets
Current Assets
Cash and cash equivalents	$2,968	$4,905
Accounts receivable
Billed	117,592	120,387
Unbilled	372,895	347,051
Allowance for doubtful accounts and sales claims	(21,551)	(25,476)

Net accounts receivable	468,936	441,962
Deferred directory costs	82,721	67,204
Prepaid expenses and other current assets	41,482	50,017

Total current assets	596,107	564,088

Fixed assets and computer software, net	100,763	88,076
Amount due from Parent, net	410,569	426,192
Other non-current assets	45,245	52,147
Intangible assets, net	2,715,754	2,755,624
Goodwill	315,560	315,560

Total Assets	$4,183,998	$4,201,687

Liabilities and Shareholder’s Equity

Current Liabilities
Accounts payable and accrued liabilities	$180,456	$74,764
Accrued interest	11,083	11,950
Deferred directory revenue	469,182	439,100
Short-term deferred income taxes, net	18,356	100,943
Current portion of long-term debt	61,959	112,200

Total current liabilities	741,036	738,957

Long-term debt	2,403,671	2,442,269
Deferred income taxes, net	176,144	181,417
Other non-current liabilities	51,775	63,790

Total liabilities	3,372,626	3,426,433

Commitments and contingencies

Shareholder’s Equity
Common stock, no par value, authorized, issued and outstanding — 100 shares	12,002	12,002
Additional paid-in capital	300,048	296,940
Retained earnings	511,133	476,488
Accumulated other comprehensive loss	(11,811)	(10,176)

Total shareholder’s equity	811,372	775,254

Total Liabilities and Shareholder’s Equity	$4,183,998	$4,201,687

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Net revenue	$258,041	$258,471	$515,976	$519,840

Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	113,902	99,461	224,302	207,098
General and administrative expenses	16,456	15,486	35,695	37,784
Depreciation and amortization	24,110	21,172	49,043	42,554

Total expenses	154,468	136,119	309,040	287,436

Operating income	103,573	122,352	206,936	232,404

Interest expense, net	(48,025)	(47,430)	(96,217)	(97,363)

Income before income taxes	55,548	74,922	110,719	135,041

Provision for income taxes	20,991	28,441	41,690	51,248

Net income	$34,557	$46,481	$69,029	$83,793

Comprehensive Income
Net income	$34,557	$46,481	$69,029	$83,793
Unrealized gain (loss) on interest rate swaps, net of tax	1,893	2,201	(2,378)	6,876
Benefit plans adjustment, net of tax	429	—	743	—

Comprehensive income	$36,879	$48,682	$67,394	$90,669

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
( in thousands)	2007	2006

Cash Flows from Operating Activities
Net income	$69,029	$83,793
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	49,043	42,554
Deferred income tax provision	16,542	51,248
Provision for bad debts	21,583	19,165
Stock-based compensation expense	8,585	18,510
Other non-cash charges	5,674	13,285
Changes in assets and liabilities:
(Increase) in accounts receivable	(48,558)	(12,814)
(Increase) in other assets	(4,781)	(2,834)
(Decrease) in accounts payable and accrued liabilities	(5,833)	(12,656)
Increase in deferred directory revenue	30,082	1,240
(Decrease) in other non-current liabilities	(293)	(8,386)
Decrease (increase) in amount due from Parent, net	7,274	(25,942)

Net cash provided by operating activities	148,347	167,163

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(24,698)	(14,494)

Net cash used in investing activities	(24,698)	(14,494)

Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	—	(1,397)
Revolver borrowings	171,850	98,200
Revolver repayments	(218,250)	(77,400)
Credit facility repayments	(42,440)	(173,459)
Decrease in checks not yet presented for payment	(158)	(909)
Dividend to Parent	(39,696)	—
Excess tax benefits from exercise of stock options	3,108	—

Net cash used in financing activities	(125,586)	(154,965)

Decrease in cash and cash equivalents	(1,937)	(2,296)
Cash and cash equivalents, beginning of year	4,905	6,963

Cash and cash equivalents, end of period	$2,968	$4,667

Supplemental Information:
Cash paid:
Interest	$89,857	$92,441
Income taxes, net	$419	$231
The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands)
1. Business and Basis of Presentation
R.H. Donnelley Inc. is a direct wholly-owned subsidiary of R.H. Donnelley Corporation (“RHD” or “parent”). The interim condensed consolidated financial statements of R.H. Donnelley Inc. and its direct and indirect wholly-owned subsidiaries (the “Company,” “RHDI,” “RHD Inc.,” “we,” “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”). The interim condensed consolidated financial statements include the accounts of RHD Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany transactions and balances between RHD Inc. and its subsidiaries have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
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
2. Summary of Significant Accounting Policies
Intangible Assets and Goodwill
In connection with prior business combinations, certain long-term intangible assets were identified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”) and recorded at their estimated fair values. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. Amortization expense was $19.9 million and $18.2 million for the three months ended June 30, 2007 and 2006, respectively, and $39.9 million and $36.5 million for the six months ended June 30, 2007 and 2006, respectively. No impairment losses related to our intangible assets and goodwill were recorded during the three and six months ended June 30, 2007 and 2006, respectively.
Interest Expense and Deferred Financing Costs
Certain costs associated with the issuance of debt instruments are capitalized and included in Other non-current assets on the condensed consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $3.2 million and $3.1 million for the three months ended June 30, 2007 and 2006, respectively, and $7.3 million and $6.5 million for the six months ended June 30, 2007 and 2006, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense.

Advertising Expense
We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $4.4 million and $2.7 million for the three months ended June 30, 2007 and 2006, respectively, and $6.8 million and $7.6 million for the six months ended June 30, 2007 and 2006, respectively.
Concentration of Credit Risk
Approximately 85% of our directory advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates. The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains. Substantially all of the revenue derived through national accounts is serviced through certified marketing representatives (“CMRs”) from which we accept orders. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.
At June 30, 2007, we had interest rate swap agreements with major financial institutions with a notional value of $1.4 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Stock-Based Awards
RHD and the Company account for stock-based compensation under SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”). RHD allocates compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. The Company recorded stock-based compensation expense related to stock-based awards granted under RHD’s various employee and non-employee stock incentive plans of $3.0 million and $3.7 million for the three months ended June 30, 2007 and 2006, respectively, and $8.6 million and $18.5 million for the six months ended June 30, 2007 and 2006, respectively.
On February 27, 2007, RHD granted 1.1 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $74.31 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $0.5 million and $3.3 million for the three and six months ended June 30, 2007, respectively, which includes $2.6 million related to non-substantive vesting, for the six months ended June 30, 2007.
Estimates
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

New Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of June 30, 2007, which the Company has not yet adopted, and do not believe that the pronouncements will have a material impact on our financial position or operating results.
3. Restructuring Charges
The table below shows the activity in our restructuring reserves for the three and six months ended June 30, 2007.

	2003	2005
	Restructuring	Restructuring
Three months ended June 30, 2007	Actions	Actions	Total

Balance at March 31, 2007	$960	$1,891	$2,851
Payments	(83)	(54)	(137)

Balance at June 30, 2007	$877	$1,837	$2,714

	2003	2005
	Restructuring	Restructuring
Six months ended June 30, 2007	Actions	Actions	Total

Balance at December 31, 2006	$971	$1,943	$2,914
Payments	(94)	(106)	(200)

Balance at June 30, 2007	$877	$1,837	$2,714

In connection with prior business combinations, liabilities were established for vacated leased facilities. Payments for the three and six months ended June 30, 2007 reflect lease payments associated with those facilities. Remaining payments will be made through 2012 under both restructuring actions.
4. Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition requirements. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, we adopted FIN No. 48 on January 1, 2007.
As a result of implementing FIN No. 48, we recognized an increase of $159.9 million in the liability for unrecognized tax benefits as of January 1, 2007. The increase in the liability included a reduction in deferred tax liabilities of $165.2 million and an increase in retained earnings of $5.3 million.
As of January 1, 2007 and June 30, 2007, and after the impact of recognizing the increase in the liability for unrecognized tax benefits, our unrecognized tax benefits total $173.9 million and $174.8 million, respectively, which includes accrued interest disclosed below. Included in the balance of unrecognized benefits at January 1, 2007 and June 30, 2007 are $5.6 million and $5.9 million, respectively, of tax benefits that, if recognized, would favorably affect the effective tax rate.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007 and June 30, 2007, we have accrued $3.6 million and $3.9 million, respectively, related to interest and have not accrued any amount for tax penalties.
It is reasonably possible that the amount of unrecognized tax benefits disclosed above could significantly decrease within the next twelve months. We are currently under audit by the Internal Revenue Service (“IRS”) for taxable years 2003 and 2004 and all issues under consideration by the IRS for these years were effectively settled in July 2007. As a result of the settlement, we anticipate that the unrecognized tax benefits associated with our uncertain Federal tax positions will decrease by approximately $167.0 million during the third quarter of 2007. We do not expect there to be an impact on our results of operations for the three and nine months ended September 30, 2007 as a result of the IRS settlement. The unrecognized tax benefits impacted by the IRS audit primarily relate to items in which the ultimate deductibility is highly certain but for which there is uncertainty regarding the timing of such deductibility. Please refer to Note 10, “Subsequent Events,” for additional information.
We are currently under audit in New York for taxable years 2000 through 2003. If the New York audit is resolved within the next twelve months, the total amount of unrecognized tax benefits reported above could decrease by approximately $7.8 million. The unrecognized tax benefits related to the New York audit relate to apportionment and the filing of combined income tax returns.
As noted above, we are currently under federal tax audit by the IRS for the taxable years 2003 and 2004. Therefore, tax years 2003 through 2006 are still subject to examination by the IRS. In addition, certain state tax returns are under examination by various regulatory authorities, including New York. Our state tax return years are open to examination for an average of three years. However, certain jurisdictions remain open to examination longer than three years due to the existence of net operating loss carryforwards.
5. Benefit Plans
In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the three and six months ended June 30, 2007 and 2006.

	Pension Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Service cost	$1,944	$1,352	$3,178	$2,704
Interest cost	1,884	1,691	3,705	3,382
Expected return on plan assets	(2,185)	(2,063)	(4,270)	(4,126)
Amortization of prior service cost	49	33	82	66
Amortization of net loss	433	468	705	936

Net periodic benefit cost	$2,125	$1,481	$3,400	$2,962

	Postretirement Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Service cost	$153	$182	$306	$364
Interest cost	331	312	662	624
Amortization of prior service cost	204	203	407	406
Amortization of net loss	—	65	—	130

Net periodic benefit cost	$688	$762	$1,375	$1,524

During the three and six months ended June 30, 2007, RHD made contributions of $1.7 million to its pension plans for RHDI employees. During the three and six months ended June 30, 2007, RHD made contributions of $0.2 million and $0.3 million, respectively, to its postretirement plans for RHDI employees. RHD expects to make total contributions of approximately $3.8 million and $1.0 million to its pension plans and postretirement plans, respectively, in 2007 for RHDI employees.

6. Business Segments
Management reviews and analyzes its business of publishing yellow pages directories and related local commercial search as one operating segment.
7. Legal Proceedings
We are involved in various legal proceedings arising in the ordinary course of our business, as well as certain litigation and tax matters. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions of improper listings contained in directories published by us. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our condensed consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.
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
Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our condensed consolidated financial statements with respect to any of such matters.
8. Related Party Transactions and Allocations
Certain transactions are managed by RHD on a centralized basis. Under this centralized cash management program, RHD and the Company advance funds and allocate certain operating expenditures to each other. These net intercompany balances have been classified as non-current assets or liabilities at June 30, 2007 and December 31, 2006, as the Company is not required to nor intends to settle these balances with RHD during the next twelve months. Changes in net intercompany balances as a result of operating transactions have been presented as operating activities on the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006.
In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to RHD, with very limited exceptions under the terms of our credit facility and the indentures governing our notes. During the six months ended June 30, 2007 and within the terms of our credit facility and the indentures governing our notes, the Company paid a dividend of $39.7 million to RHD. This dividend is presented as a financing activity on the condensed consolidated statement of cash flows for the six months ended June 30, 2007. The Company did not pay any dividends to RHD during the six months ended June 30, 2006.
9. Credit Facility
As of June 30, 2007, the outstanding balances of Term Loans A-4, D-1, and D-2 under RHDI’s senior secured credit facility, as amended and restated (“RHDI Credit Facility”) totaled $1,848.7 million, comprised of $125.4 million, $340.0 million and $1,383.3 million, respectively, and $9.0 million was outstanding under the Revolving Credit Facility (the “RHDI Revolver”) (with an additional $0.4 million utilized under a standby letter of credit). The weighted average interest rate of outstanding debt under the RHDI Credit Facility was 6.85% and 6.86% at June 30, 2007 and December 31, 2006, respectively.
10. Subsequent Events
Upon completion of examination procedures performed by the Internal Revenue Service (“IRS”), in July 2007, the Company agreed to effectively settle the tax positions taken by the IRS for taxable years 2003 and 2004. As a result of the settlement, we anticipate that the unrecognized tax benefits associated with our uncertain Federal tax positions will decrease by approximately $167.0 million during the third quarter of 2007. We do not expect there to be an impact on our results of operations for the three and nine months ended September 30, 2007 as a result of the IRS settlement.

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
As previously announced by RHD, we are utilizing a new Dex market brand for all of our print and online products across our entire footprint. As part of this branding strategy, RHD also announced DexKnows.com® as its new uniform resource locator (“ URL”) across its entire footprint that will upgrade our existing online sites over the remainder of 2007. This initiative was undertaken as IYP is a cornerstone of our “triple play” strategy and this platform will make our rich, accurate content available on a single search site. We will continue to leverage the recognizable Embarq and AT&T brands on our print products in those respective markets while also creating a single look and feel for both print and online products by highlighting the Dex name. The Dex brand has tremendous name recognition within its markets where DexOnline.com is the leader in online local search. The DexKnows.com site leverages this success and adds enhanced capabilities, new features and an intuitive interface. The conversion of existing online sites will occur in stages over the remainder of 2007 starting with DexOnline.com followed by the Embarq and AT&T markets.
Segment Reporting
Management reviews and analyzes its business of publishing yellow pages directories and related local commercial search as one operating segment.
New Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of June 30, 2007, which the Company has not yet adopted, and do not believe that the pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Three and six months ended June 30, 2007 and 2006
Net Revenue
The components of our net revenue for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(amounts in millions)	2007	2006	$ Change	2007	2006	$ Change

Gross directory advertising revenue	$257.5	$259.7	$(2.2)	$514.9	$523.4	$(8.5)
Sales claims and allowances	(2.4)	(2.4)	—	(4.6)	(6.0)	1.4

Net directory advertising revenue	255.1	257.3	(2.2)	510.3	517.4	(7.1)
Other revenue	2.9	1.2	1.7	5.7	2.4	3.3

Total	$258.0	$258.5	$(0.5)	$516.0	$519.8	$(3.8)

Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenue also includes revenue for those Internet-based advertising products that are bundled with print advertising, including certain IYP products, and Internet-based advertising products not bundled with print advertising, such as our SEM and SEO services. Directory advertising revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products that generate incremental revenue. Revenue with respect to print advertising, and Internet-based advertising products that are bundled with print advertising, is recognized under the deferral and amortization method, whereby revenue is initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenue with respect to Internet-based services that are not bundled with print advertising, such as SEM and SEO services, is recognized as delivered or fulfilled.
Total net revenue for the three and six months ended June 30, 2007 was $258.0 million and $516.0 million, respectively, compared to $258.5 million and $519.8 million, respectively, for the three and six months ended June 30, 2006. The decrease in total net revenue of $0.5 million and $3.8 million for the three and six months ended June 30, 2007, respectively, is primarily a result of declines in renewal business and sales productivity related to systems modernization and weaker housing trends in certain of our Embarq markets, declines in some of our AT&T markets during the first quarter of 2007 due to re-alignment of the coverage areas of our publications to better reflect shopping patterns as well as weaker national directory revenue across the AT&T footprint. These declines are partially offset by increased net revenue from new product introductions, including online products and services, in both our Embarq and AT&T markets, increases in national directory revenue in our Embarq markets and increased Internet-based revenue in our Embarq markets.
Other revenue for the three and six months ended June 30, 2007 totaled $2.9 million and $5.7 million, respectively, representing an increase of $1.7 million and $3.3 million, respectively, from other revenue of $1.2 million and $2.4 million reported for the three and six months ended June 30, 2006, respectively. Other revenue includes barter revenue, late fees received on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products. The increase in other revenue for the three and six months ended June 30, 2007 is primarily due to increased late fees revenue and revenue from other advertising-related products.

Expenses
The components of our total expenses for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(amounts in millions)	2007	2006	$ Change	2007	2006	$ Change

Cost of revenue	$113.9	$99.4	$14.5	$224.3	$207.1	$17.2
General and administrative expenses	16.5	15.5	1.0	35.7	37.8	(2.1)
Depreciation and amortization	24.1	21.2	2.9	49.0	42.5	6.5

Total	$154.5	$136.1	$18.4	$309.0	$287.4	$21.6

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
Cost of Revenue
Total cost of revenue for the three and six months ended June 30, 2007 was $113.9 million and $224.3 million, respectively, compared to $99.4 million and $207.1 million reported for the three and six months ended June 30, 2006, respectively. The primary components of the respective $14.5 million and $17.2 million increase in cost of revenue are as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007

(amounts in millions)	$ Change	$ Change

Increased information technology (“IT”) expenses	$6.2	$10.9
Increased print, paper and distribution expenses	3.1	6.9
Increased bad debt expense	1.8	2.4
Increased Internet production and distribution costs	1.4	2.7
Amortization of cost uplift in 2006 from the AT&T Directory Acquisition	(0.2)	(2.1)
All other	2.2	(3.6)

Total increase in cost of revenue for the three and six months ended June 30, 2007	$14.5	$17.2

During the three and six months ended June 30, 2007, we incurred approximately $6.2 million and $10.9 million, respectively, of additional IT expenses compared to the three and six months ended June 30, 2006, due to enhancements and technical support of multiple production systems as we continue implementing our integration plan to a consolidated IT platform. During the three and six months ended June 30, 2007, print, paper and distribution expenses increased $3.1million and $6.9 million, respectively, compared to the three and six months ended June 30, 2006, primarily as a result of the introduction of plus companion directories in certain markets. Plus companion directories are a small format directory that serves as a complement to the core directory, with replicated advertising from the core directory available for an additional charge.
Bad debt expense increased $1.8 million and $2.4 million for the three and six months ended June 30, 2007, respectively, compared to the three and six months ended June 30, 2006, due to increased provision expense driven by an increase in customer bad debts in certain of our Embarq markets. Also during the three and six months ended June 30, 2007, the Company incurred additional expenses of $1.4 million and $2.7 million, respectively, compared to the three and six months ended June 30, 2006 related to Internet production and distribution due to investment in our triple play strategy. This investment focuses on enhancing our online products and services (IYP, SEM and SEO).
As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to our acquisition of the directory publishing business of AT&T Inc. in Illinois and Northwest Indiana (“AT&T Directory Acquisition”) at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs was determined to be $81.3 million for the AT&T Directory Acquisition. These costs are amortized as cost of revenue over the terms of the applicable directories and such amortization totaled $0.2 million and $2.1 million for the three and six months ended June 30, 2006, respectively, with no comparable expense in 2007.
Changes in the All other category primarily relate to higher advertising expenses to support new advertising campaigns during the three and six months ended June 30, 2007, partially offset by a decrease in non-cash stock-based compensation expense for the three and six months ended June 30, 2007.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the three and six months ended June 30, 2007 were $16.5 million and $35.7 million, respectively, compared to $15.5 million and $37.8 million reported for the three and six months ended June 30, 2006, respectively. The increase in G&A expenses of $1.0 million for the three months ended June 30, 2007 is primarily due to additional headcount and related expenses, partially offset by a decrease in non-cash stock-based compensation expense. The decrease in G&A expenses of $2.1 million for the six months ended June 30, 2007 is primarily due to a decrease in non-cash stock-based compensation expense, partially offset by additional headcount and related expenses.

Depreciation and Amortization
Depreciation and amortization (“D&A”) expense for the three and six months ended June 30, 2007 was $24.1 million and $49.0 million, respectively, compared to $21.2 million and $42.5 million for the three and six months ended June 30, 2006, respectively. Amortization of intangible assets was $19.9 million and $39.9 million for the three and six months ended June 30, 2007, respectively, compared to $18.2 million and $36.5 million reported for the three and six months ended June 30, 2006, respectively. The increase in intangible asset amortization for the three and six months ended June 30, 2007 is due to the change in amortization expense as provided for under the income forecast method related to the local customer relationships intangible assets. Depreciation of fixed assets and amortization of computer software was $4.2 million and $9.1 million for the three and six months ended June 30, 2007, respectively, compared to $3.0 million and $6.0 million reported for the three and six months ended June 30, 2006, respectively. The increase in depreciation of fixed assets and amortization of computer software for the three and six months ended June 30, 2007 is due to fixed asset and computer software additions.
Operating Income
Operating income for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(amounts in millions)	2007	2006	$ Change	2007	2006	$ Change

Total	$103.6	$122.4	$(18.8)	$206.9	$232.4	$(25.5)

Operating income for the three and six months ended June 30, 2007 was $103.6 million and $206.9 million, respectively, representing a decrease of $18.8 million and $25.5 million, respectively, from operating income of $122.4 million and $232.4 million reported for the three and six months ended June 30, 2006, respectively. The decrease in operating income for the three and six months ended June 30, 2007 is a direct result of the decrease in net revenue of $0.5 million and $3.8 million, respectively, and increase in expenses of $18.4 million and $21.6 million, respectively, as described above.
Also, as referenced above, our operating results in 2007 have been and will be impacted by investments in our “triple play” strategy, focusing on our online products and services, and our directory publishing business with new product introductions in our Embarq and AT&T markets. These investments include the new Dex market brand across our entire footprint, RHD’s new URL, DexKnows.com, the introduction of plus companion directories in our Embarq and AT&T markets, as well as associated marketing and advertising campaigns, employee training and consolidation of our IT platform.
Interest Expense, Net
Net interest expense for the three and six months ended June 30, 2007 was $48.0 million and $96.2 million, respectively, compared to $47.4 million and $97.4 million reported for the three and six months ended June 30, 2006, respectively. The increase in net interest expense of $0.6 million for the three months ended June 30, 2007 is due to higher interest rates in the current period and the timing of debt repayments. The decrease in net interest expense of $1.2 million for the six months ended June 30, 2007 is a result of lower average outstanding debt balances due to debt repayments. Net interest expense for the three and six months ended June 30, 2007 includes $3.2 million and $7.3 million, respectively, of non-cash amortization of deferred financing costs, compared to $3.1 million and $6.5 million of non-cash amortization of deferred financing costs for the three and six months ended June 30, 2006, respectively.
Income Taxes
The effective tax rate on income before income taxes of 37.8% and 37.7% for the three and six months ended June 30, 2007, respectively, compares to 38% on income before income taxes for the three and six months ended June 30, 2006. The effective tax rate for the three and six months ended June 30, 2007 reflects changes in estimates for state and local tax.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
No changes.

Item 1A.	Risk Factors
No changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 3.	Defaults Upon Senior Securities
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 4.	Submission of Matters to a Vote of Security Holders
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2007 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2007 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY INC.
Date: August 7, 2007	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Karen E. Palczuk
Karen E. Palczuk
Interim Controller and Assistant Vice President — Process and Performance Management (Interim Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2007 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2007 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith.