Form 10-Q
period 2007-09-30
DONNELLEY R H INC
filed 2007-11-06
CIK 1065310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐      No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at November 1, 2007

Common Stock, no par value	200
THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF R.H. DONNELLEY CORPORATION. THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

R.H. DONNELLEY INC.
INDEX TO FORM 10-Q
Beginning with the Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2007, R.H. Donnelley Inc. has modified its periodic reporting as compared to previously filed Quarterly Reports. Although this Form 10-Q contains all information required by applicable rules and regulations, it does not repeat certain information contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”). As a result, this Form 10-Q should be read together with the Form 10-K.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
R.H. Donnelley Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2007	2006

Assets
Current Assets
Cash and cash equivalents	$4,143	$4,905
Accounts receivable
Billed	109,759	120,387
Unbilled	334,868	347,051
Allowance for doubtful accounts and sales claims	(22,139)	(25,476)

Net accounts receivable	422,488	441,962
Deferred directory costs	77,333	67,204
Prepaid expenses and other current assets	64,620	50,017

Total current assets	568,584	564,088

Fixed assets and computer software, net	95,078	88,076
Amount due from Parent, net	276,796	426,192
Other non-current assets	36,937	52,147
Intangible assets, net	2,695,819	2,755,624
Goodwill	313,753	315,560

Total Assets	$3,986,967	$4,201,687

Liabilities and Shareholder’s Equity

Current Liabilities
Accounts payable and accrued liabilities	$76,232	$74,764
Accrued interest	26,725	11,950
Deferred directory revenue	430,799	439,100
Short-term deferred income taxes, net	—	100,943
Current portion of long-term debt	77,326	112,200

Total current liabilities	611,082	738,957

Long-term debt	2,341,686	2,442,269
Deferred income taxes, net	199,879	181,417
Other non-current liabilities	52,033	63,790

Total liabilities	3,204,680	3,426,433

Commitments and contingencies

Shareholder’s Equity
Common stock, no par value, authorized, issued and outstanding — 100 shares	12,002	12,002
Additional paid-in capital	302,850	296,940
Retained earnings	485,217	476,488
Accumulated other comprehensive loss	(17,782)	(10,176)

Total shareholder’s equity	782,287	775,254

Total Liabilities and Shareholder’s Equity	$3,986,967	$4,201,687

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Net revenue	$254,761	$258,315	$770,737	$778,155

Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	108,608	102,507	334,412	309,607
General and administrative expenses	16,273	12,888	50,466	50,670
Depreciation and amortization	24,459	22,526	73,502	65,080

Total expenses	149,340	137,921	458,380	425,357

Operating income	105,421	120,394	312,357	352,798

Interest expense, net	(48,216)	(49,102)	(144,433)	(146,465)

Income before income taxes	57,205	71,292	167,924	206,333

Provision for income taxes	28,534	27,053	70,224	78,301

Net income	$28,671	$44,239	$97,700	$128,032

Comprehensive Income
Net income	$28,671	$44,239	$97,700	$128,032
Unrealized loss on interest rate swaps, net of tax	(6,343)	(11,713)	(8,721)	(4,836)
Benefit plans adjustment, net of tax	372	—	1,115	—

Comprehensive income	$22,700	$32,526	$90,094	$123,196

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
( in thousands)	2007	2006

Cash Flows from Operating Activities
Net income	$97,700	$128,032
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	73,502	65,080
Deferred income tax provision	28,810	78,301
Provision for bad debts	33,210	27,867
Stock-based compensation expense	11,361	22,404
Other non-cash charges	3,195	3,582
Changes in assets and liabilities:
(Increase) in accounts receivable	(13,736)	(1,272)
Decrease in other assets	5,094	17,101
Increase in accounts payable and accrued liabilities	12,030	203
(Decrease) in deferred directory revenue	(8,300)	(25,993)
(Decrease) in other non-current liabilities	(131,174)	(4,179)
Decrease (increase) in amount due from Parent, net	138,480	(82,921)

Net cash provided by operating activities	250,172	228,205

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(23,750)	(27,166)

Net cash used in investing activities	(23,750)	(27,166)

Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	—	(1,397)
Revolver borrowings	283,850	185,600
Revolver repayments	(309,750)	(172,200)
Credit facility repayments	(109,557)	(215,580)
(Decrease) increase in checks not yet presented for payment	(3,359)	195
Dividends to Parent	(94,278)	—
Excess tax benefits from exercise of stock options	5,910	—

Net cash used in financing activities	(227,184)	(203,382)

Decrease in cash and cash equivalents	(762)	(2,343)
Cash and cash equivalents, beginning of year	4,905	6,963

Cash and cash equivalents, end of period	$4,143	$4,620

Supplemental Information:
Cash paid:
Interest	$119,024	$121,740
Income taxes, net	$1,938	$231
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
Significant Business Developments
On August 23, 2007, RHD acquired Business.com, Inc. (“Business.com”), a leading business search engine and directory and performance based advertising network, for a disclosed amount of $345.0 million (the “Business.com Acquisition”). The purchase price determined in accordance with generally accepted accounting principles (“GAAP”) is $334.2 million and excludes certain items such as the value of unvested equity awards. The purpose of the Business.com Acquisition was to expand RHD and the Company’s existing interactive portfolio by adding leading Internet advertising talent and technology, to strengthen RHD and the Company’s position in the expanding local commercial search market and to develop an online performance based advertising network. Business.com also provides the established business-to-business online properties of Business.com, Work.com and the Business.com Advertising Network. We expect to adopt the Business.com technology platform to serve our existing advertiser base. Business.com now operates as a direct, wholly-owned subsidiary of RHD. As such, the results of Business.com are not included in the Company’s operating results.
On October 2, 2007, RHD issued $1.0 billion aggregate principal amount of 8.875% Series A-4 Senior Notes due 2017 (“Series A-4 Notes”). Proceeds from this issuance were (a) used to repay a $328 million RHD credit facility used to fund RHD’s acquisition of Business.com, (b) contributed to RHDI in order to provide funding for the tender offer and consent solicitation of RHDI’s $600 million aggregate principal amount 10.875% Senior Subordinated Notes due 2012 (“Senior Subordinated Notes”) and (c) used to pay related fees and expenses and for other general corporate purposes. On October 17, 2007, RHD issued an additional $500 million of Series A-4 Notes. Certain proceeds from this issuance were transferred to RHDI in order to repay a portion of the term loans outstanding under the existing RHDI credit facility and pay related fees and expenses.
In October 2007, under the terms and conditions of a tender offer and consent solicitation to purchase RHDI’s $600 million Senior Subordinated Notes that RHDI commenced on September 18, 2007, $599.9 million, or 99.9%, of the outstanding Senior Subordinated Notes were repurchased. As a result of the tender offer and consent solicitation of RHDI’s Senior Subordinated Notes, we expect that RHDI will no longer be required to file quarterly and annual reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
See Note 10, “Subsequent Events,” for additional information regarding these financing and other related transactions.

2. Summary of Significant Accounting Policies
Intangible Assets and Goodwill
In connection with prior business combinations, certain long-term intangible assets were identified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”) and recorded at their estimated fair values. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. Amortization expense was $19.9 million and $19.4 million for the three months ended September 30, 2007 and 2006, respectively, and $59.8 million and $55.9 million for the nine months ended September 30, 2007 and 2006, respectively. During the three months ended September 30, 2007, our parent re-occupied the remaining portion of our leased facilities in Chicago, Illinois, which we vacated in conjunction with the 2005 Restructuring Actions (defined in Note 4, “Restructuring Charges”). As a result, we have reversed the remaining amount of our reserve related to these leased facilities at September 30, 2007 of $1.8 million, with a corresponding offset to goodwill. No impairment losses related to our intangible assets and goodwill were recorded during the three and nine months ended September 30, 2007 and 2006, respectively.
Interest Expense and Deferred Financing Costs
Certain costs associated with the issuance of debt instruments are capitalized and included in Other non-current assets on the condensed consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $3.5 million and $3.1 million for the three months ended September 30, 2007 and 2006, respectively, and $10.8 million and $9.6 million for the nine months ended September 30, 2007 and 2006, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense.
Advertising Expenses
We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $5.1 million and $4.1 million for the three months ended September 30, 2007 and 2006, respectively, and $11.9 million and $11.7 million for the nine months ended September 30, 2007 and 2006, respectively.
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

At September 30, 2007, we had interest rate swap agreements with major financial institutions with a notional value of $1.2 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Stock-Based Awards
RHD and the Company account for stock-based compensation under SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”). RHD allocates compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. The Company recorded stock-based compensation expense related to stock-based awards granted under RHD’s various employee and non-employee stock incentive plans of $2.8 million and $3.9 million for the three months ended September 30, 2007 and 2006, respectively, and $11.4 million and $22.4 million for the nine months ended September 30, 2007 and 2006, respectively.
On February 27, 2007, RHD granted 1.1 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $74.31 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $0.6 million and $3.9 million for the three and nine months ended September 30, 2007, respectively, which includes $2.6 million related to non-substantive vesting, for the nine months ended September 30, 2007.
Estimates
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
New Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of September 30, 2007, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.
3. Credit Facility
As of September 30, 2007, the outstanding balances of Term Loans A-4, D-1, and D-2 under RHDI’s senior secured credit facility, as amended and restated (“RHDI Credit Facility”) totaled $1,781.6 million, comprised of $94.8 million, $333.4 million and $1,353.4 million, respectively, and $29.5 million was outstanding under the $175.0 million Revolving Credit Facility (the “RHDI Revolver”) (with an additional $0.3 million utilized under a standby letter of credit). The weighted average interest rate of outstanding debt under the RHDI Credit Facility was 6.97% and 6.86% at September 30, 2007 and December 31, 2006, respectively. On October 17, 2007, a portion of the Term Loans A-4, D-1, and D-2 were repaid from certain proceeds of RHD’s Series A-4 Notes that were contributed to RHDI. See Note 10, “Subsequent Events,” for additional information.

4. Restructuring Charges
The tables below highlight the activity in our restructuring reserves for the three and nine months ended September 30, 2007.

	2003	2005
	Restructuring	Restructuring
Three months ended September 30, 2007	Actions	Actions	Total

Balance at June 30, 2007	$877	$1,837	$2,714
Payments	(47)	(29)	(76)
Reserve reversal credited to goodwill	—	(1,808)	(1,808)

Balance at September 30, 2007	$830	$—	$830

	2003	2005
	Restructuring	Restructuring
Nine months ended September 30, 2007	Actions	Actions	Total

Balance at December 31, 2006	$971	$1,943	$2,914
Payments	(141)	(135)	(276)
Reserve reversal credited to goodwill	—	(1,808)	(1,808)

Balance at September 30, 2007	$830	$—	$830

During the three months ended September 30, 2007, our parent re-occupied the remaining portion of our leased facilities in Chicago, Illinois, which we vacated in conjunction with the 2005 Restructuring Actions. As a result, we have reversed the remaining amount of our reserve related to these leased facilities at September 30, 2007 of $1.8 million, with a corresponding offset to goodwill.
In connection with prior business combinations, liabilities were established for vacated leased facilities. Payments for the three and nine months ended September 30, 2007 reflect lease payments associated with those facilities. Remaining payments related to the 2003 Restructuring Actions will be made through 2012.
5. Income Taxes
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
As of January 1, 2007 and September 30, 2007, and after the impact of recognizing the increase in the liability for unrecognized tax benefits, our unrecognized tax benefits total $173.9 million and $11.5 million, respectively, which includes accrued interest (discussed below). Included in the balance of unrecognized benefits at January 1, 2007 and September 30, 2007 are $5.6 million and $7.7 million, respectively, of tax benefits that, if recognized, would favorably affect the effective tax rate.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007 and September 30, 2007, we have accrued $3.6 million and $3.2 million, respectively, related to interest and have not accrued any amount for tax penalties.
In July 2007, we effectively settled all issues under consideration with the Internal Revenue Service (“IRS”) related to its audit for taxable years 2003 and 2004. As a result of the settlement, the unrecognized tax benefits associated with our uncertain Federal tax positions decreased by $167.0 million during the three and nine months ended September 30, 2007. As a result of the IRS settlement, we recognized additional interest expense of $1.4 million and $0.9 million related to the taxable years 2004 and 2005, respectively. The recognition of this interest expense within our tax provision has increased our effective tax rate for the three and nine months ended September 30, 2007. The unrecognized tax benefits impacted by the IRS audit primarily related to items for which the ultimate deductibility was highly certain but for which there was uncertainty regarding the timing of such deductibility.
It is reasonably possible that the amount of unrecognized tax benefits disclosed above could decrease within the next twelve months. We are currently under audit in New York for taxable years 2000 through 2003 and North Carolina for taxable years 2003 through 2006. During the three months ended September 30, 2007, we recorded an increase in the liability for unrecognized tax benefits of $3.4 million. If the New York and North Carolina audits are resolved within the next twelve months, the total amount of unrecognized tax benefits reported above could decrease by approximately $11.5 million. The unrecognized tax benefits related to the New York and North Carolina audits relate to apportionment and allocation of income among our legal entities.
As noted above, in July 2007, we effectively settled the IRS’s federal tax audit for the taxable years 2003 and 2004. Therefore, tax years 2005 and 2006 are still subject to examination by the IRS. In addition, certain state tax returns are under examination by various regulatory authorities, including New York and North Carolina. Our state tax return years are open to examination for an average of three years. However, certain jurisdictions remain open to examination longer than three years due to the existence of net operating loss carryforwards.
6. Benefit Plans
In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the three and nine months ended September 30, 2007 and 2006.

	Pension Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Service cost	$1,589	$1,352	$4,767	$4,056
Interest cost	1,852	1,691	5,557	5,073
Expected return on plan assets	(2,135)	(2,063)	(6,405)	(6,188)
Amortization of prior service cost	41	33	123	100
Amortization of net loss	353	468	1,058	1,403

Net periodic benefit cost	$1,700	$1,481	$5,100	$4,444

	Postretirement Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Service cost	$153	$183	$459	$547
Interest cost	331	313	993	937
Amortization of prior service cost	203	202	610	608
Amortization of net loss	—	65	—	195

Net periodic benefit cost	$687	$763	$2,062	$2,287

During the three and nine months ended September 30, 2007, RHD made contributions of $1.9 million and $3.5 million, respectively, to its pension plans for RHDI employees. During the three and nine months ended September 30, 2007, RHD made contributions of $0.1 million and $0.4 million, respectively, to its postretirement plans for RHDI employees. RHD expects to make total contributions of approximately $3.8 million and $1.0 million to its pension plans and postretirement plans, respectively, in 2007 for RHDI employees.
7. Business Segments
Management reviews and analyzes its business of publishing yellow pages directories and related local commercial search as one operating segment.
8. Legal Proceedings
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
In July 2007, The Dun & Bradstreet Corporation (“D&B”) advised us that it would not appeal the IRS’ determination of deficiencies with respect to the remaining Legacy Tax Matter (as defined in the 2006 10-K) and that amounts on deposit with the IRS were more than sufficient to fund such deficiencies. Accordingly, all Legacy Tax Matters have now been resolved.
9. Related Party Transactions and Allocations
Certain transactions are managed by RHD on a centralized basis. Under this centralized cash management program, RHD and the Company advance funds and allocate certain operating expenditures to each other. These net intercompany balances have been classified as non-current assets or liabilities at September 30, 2007 and December 31, 2006, as the Company is not required to nor intends to settle these balances with RHD during the next twelve months. Changes in net intercompany balances as a result of operating transactions have been presented as operating activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006.

In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to RHD, with very limited exceptions under the terms of our credit facility and the indentures governing our notes. During the nine months ended September 30, 2007 and within the terms of our credit facility and the indentures governing our notes, the Company paid dividends of $94.3 million to RHD. These dividends are presented as a financing activity on the condensed consolidated statement of cash flows for the nine months ended September 30, 2007. The Company did not pay any dividends to RHD during the nine months ended September 30, 2006. The indentures governing our notes no longer contain such restrictions. See Note 10, “Subsequent Events,” for additional information regarding the tender offer and consent solicitation.
10. Subsequent Events
On October 2, 2007, RHD issued $1.0 billion of Series A-4 Notes. Proceeds from the Series A-4 Notes were (a) used to repay a $328 million RHD credit facility used to fund RHD’s acquisition of Busisness.com, (b) contributed to RHDI in order to provide funding for the tender offer and consent solicitation of RHDI’s $600 million Senior Subordinated Notes and (c) used to pay related fees and expenses and for other general corporate purposes. On October 17, 2007, RHD issued an additional $500 million of Series A-4 Notes. Certain proceeds from this issuance were transferred to RHDI in order to repay a portion of the term loans outstanding under the existing RHDI credit facility and pay related fees and expenses.
In October 2007, under the terms and conditions of a tender offer and consent solicitation to purchase RHDI’s $600 million Senior Subordinated Notes that RHDI commenced on September 18, 2007, $599.9 million, or 99.9%, of the outstanding Senior Subordinated Notes were repurchased. The tender offer will be accounted for as an extinguishment of debt resulting in a loss charged to interest expense during the three months ending December 31, 2007. RHDI expects to redeem the remaining outstanding Senior Subordinated Notes. December 15, 2007 is the first date upon which such redemption may occur pursuant to the terms of that indenture. This statement shall not constitute a notice of redemption under that indenture, and such notice, if made, will only be made in accordance with the applicable provisions of that indenture. As a result of the tender offer and consent solicitation of RHDI’s Senior Subordinated Notes, we expect that RHDI will no longer be required to file quarterly and annual reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
On October 17, 2007, RHDI repaid $191.0 million of the term loans outstanding under the RHDI Credit Facility from the proceeds of the Series A-4 Notes issued on October 17, 2007. The partial repayment of the term loans outstanding under the RHDI Credit Facility will be accounted for as an extinguishment of debt resulting in a loss charged to interest expense during the three months ending December 31, 2007.

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
As previously announced by RHD, we are utilizing a new Dex market brand for all of our print and online products across our entire footprint. As part of this branding strategy, RHD also announced DexKnows.com® as its new uniform resource locator (“URL”) across its entire footprint that will upgrade our existing online sites over the remainder of 2007 and into 2008. This initiative was undertaken as IYP is a cornerstone of our “triple play” strategy and this platform will make our rich, accurate content available on a single search site. We will continue to leverage the recognizable Embarq and AT&T brands on our print products in those respective markets while also creating a single look and feel for both print and online products by highlighting the Dex name. Within the Qwest markets, the Dex brand has tremendous name recognition and DexKnows.com is the leader in online local search. The DexKnows.com site leverages this success and adds enhanced capabilities, new features and an intuitive interface. In the AT&T and Embarq markets, we will convert the existing online sites in stages over the remainder of 2007 and into 2008.
Significant Business Developments
On August 23, 2007, RHD acquired Business.com, Inc. (“Business.com”), a leading business search engine and directory and performance based advertising network, for a disclosed amount of $345.0 million (the “Business.com Acquisition”). The purchase price determined in accordance with generally accepted accounting principles (“GAAP”) is $334.2 million and excludes certain items such as the value of unvested equity awards. The purpose of the Business.com Acquisition was to expand RHD and the Company’s existing interactive portfolio by adding leading Internet advertising talent and technology, to strengthen RHD and the Company’s position in the expanding local commercial search market and to develop an online performance based advertising network. Business.com also provides the established business-to-business online properties of Business.com, Work.com and the Business.com Advertising Network. We expect to adopt the Business.com technology platform to serve our existing advertiser base. Business.com now operates as a direct, wholly-owned subsidiary of RHD. As such, the results of Business.com are not included in the Company’s operating results.

On October 2, 2007, RHD issued $1.0 billion aggregate principal amount of 8.875% Series A-4 Senior Notes due 2017 (“Series A-4 Notes”). Proceeds from this issuance were (a) used to repay a $328 million RHD credit facility used to fund RHD’s acquisition of Business.com, (b) contributed to RHDI in order to provide funding for the tender offer and consent solicitation of RHDI’s $600 million aggregate principal amount 10.875% Senior Subordinated Notes due 2012 (“Senior Subordinated Notes”) and (c) used to pay related fees and expenses and for other general corporate purposes. On October 17, 2007, RHD issued an additional $500 million of Series A-4 Notes. Certain proceeds from this issuance were transferred to RHDI in order to repay a portion of the term loans outstanding under the existing RHDI credit facility and pay related fees and expenses.
In October 2007, under the terms and conditions of a tender offer and consent solicitation to purchase RHDI’s $600 million Senior Subordinated Notes that RHDI commenced on September 18, 2007, $599.9 million, or 99.9%, of the outstanding Senior Subordinated Notes were repurchased. As a result of the tender offer and consent solicitation of RHDI’s Senior Subordinated Notes, we expect that RHDI will no longer be required to file quarterly and annual reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
See Item 1, “Financial Statements (Unaudited) — Note 10, Subsequent Events,” for additional information regarding these financing and other related transactions.
Segment Reporting
Management reviews and analyzes its business of publishing yellow pages directories and related local commercial search as one operating segment.
New Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of September 30, 2007, which the Company has not yet adopted, and do not believe that the pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Nine months ended September 30, 2007 and 2006
Factors Affecting Comparability
Our operating results in 2007 have been and will be impacted by investments in our “triple play” strategy, focusing on our online products and services, and our directory publishing business with new product introductions in our Embarq and AT&T markets. These investments include launching RHD’s new Dex market brand and new URL, DexKnows.com across our entire footprint, the introduction of plus companion directories in our Embarq and AT&T markets, as well as associated marketing and advertising campaigns, employee training associated with new product introductions, and consolidation of our IT platform.
Net Revenue
The components of our net revenue for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine months ended September 30,
(amounts in millions)	2007	2006	$ Change

Gross directory advertising revenue	$769.6	$778.9	$(9.3)
Sales claims and allowances	(7.2)	(8.4)	1.2

Net directory advertising revenue	762.4	770.5	(8.1)
Other revenue	8.3	7.7	0.6

Total	$770.7	$778.2	$(7.5)

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
Total net revenue for the nine months ended September 30, 2007 was $770.7 million, compared to $778.2 million for the nine months ended September 30, 2006. The decrease in total net revenue of $7.5 million for the nine months ended September 30, 2006 is primarily a result of declines in renewal business and sales productivity related to systems modernization and weaker housing trends in certain of our Embarq markets, declines in some of our AT&T markets during the first quarter of 2007 due to re-alignment of the coverage areas of our publications to better reflect shopping patterns as well as weaker national directory revenue across the AT&T footprint. These declines are partially offset by increased net revenue from new product introductions, including online products and services, in both our Embarq and AT&T markets, and increased Internet-based revenue in both our Embarq and AT&T markets.
Other revenue for the nine months ended September 30, 2007 totaled $8.3 million, representing an increase of $0.6 million from other revenue of $7.7 million reported for the nine months ended September 30, 2006. Other revenue includes barter revenue, late fees received on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products. The increase in other revenue for the nine months ended September 30, 2007 is primarily due to late fees revenue and revenue from other advertising-related products.

Expenses
The components of our total expenses for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine months ended September 30,
(amounts in millions)	2007	2006	$ Change

Cost of revenue	$334.4	$309.6	$24.8
General and administrative expenses	50.5	50.7	(0.2)
Depreciation and amortization	73.5	65.1	8.4

Total	$458.4	$425.4	$33.0

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
Cost of Revenue
Total cost of revenue for the nine months ended September 30, 2007 was $334.4 million, compared to $309.6 million reported for the nine months ended September 30, 2006. The primary components of the $24.8 million increase in cost of revenue are as follows:

Nine months ended
September 30, 2007
(amounts in millions)	$ Change

Increased print, paper and distribution expenses	$9.9
Increased information technology (“IT”) expenses	9.4
Increased Internet production and distribution costs	6.3
Increased bad debt expense	5.3
Amortization of cost uplift in 2006 from the AT&T Directory Acquisition	(2.1)
All other, net	(4.0)

Total increase in cost of revenue for the nine months ended September 30, 2007	$24.8

During the nine months ended September 30, 2007, print, paper and distribution expenses increased $9.9 million, compared to the nine months ended September 30, 2006, primarily as a result of the introduction of companion directories in certain markets. Companion directories are a small format directory that serves as a complement to the core directory, with replicated advertising from the core directory available for an additional charge.
During the nine months ended September 30, 2007, we incurred approximately $9.4 million of additional IT expenses, compared to the nine months ended September 30, 2006, due to enhancements and technical support of multiple production systems as we continue implementing our integration plan to a consolidated IT platform. This increase is partially offset by cost savings resulting from lower rates associated with a new IT contract, which became effective in July 2007.
Also during the nine months ended September 30, 2007, the Company incurred additional expenses of $6.3 million, compared to the nine months ended September 30, 2006, related to Internet production and distribution due to investment in our triple play strategy. This investment focuses on enhancing our online products and services (IYP, SEM and SEO).
Bad debt expense increased $5.3 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, due to increased provision expense driven by an increase in customer bad debts in certain of our Embarq markets.
As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to our acquisition of the directory publishing business of AT&T Inc. in Illinois and Northwest Indiana (“AT&T Directory Acquisition”) at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs was determined to be $81.3 million for the AT&T Directory Acquisition. These costs are amortized as cost of revenue over the terms of the applicable directories and such amortization totaled $2.1 million for the nine months ended September 30, 2006, with no comparable expense in 2007.
Changes in the All other category for the nine months ended September 30, 2007 primarily relate to a decrease in print delivery management costs due to synergies resulting from RHD’s merger with Dex Media (the “Dex Media Merger”), a decrease in non-cash stock-based compensation expense, and achieving economies of scale in other areas subsequent to the Dex Media Merger, partially offset by higher advertising expenses to promote the Dex brand name for all of our print and online products and the use of DexKnows.com as RHD’s new URL across the Embarq and AT&T footprint, as well as an increase in sales training costs associated with new product introductions, including online products and services.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the nine months ended September 30, 2007 were $50.5 million, compared to $50.7 million reported for the nine months ended September 30, 2006. The decrease in G&A expenses of $0.2 million for the nine months ended September 30, 2007 is primarily due to a decrease in non-cash stock-based compensation expense, partially offset by additional headcount and related expenses.
Depreciation and Amortization
Depreciation and amortization (“D&A”) expense for the nine months ended September 30, 2007 was $73.5 million, compared to $65.1 million for the nine months ended September 30, 2006. Amortization of intangible assets was $59.8 million for the nine months ended September 30, 2007, compared to $55.9 million reported for the nine months ended September 30, 2006. The increase in intangible asset amortization for the nine months ended September 30, 2007 is due to the change in amortization expense as provided for under the income forecast method related to the local customer relationships intangible assets.
Depreciation of fixed assets and amortization of computer software was $13.7 million for the nine months ended September 30, 2007, compared to $9.2 million reported for the nine months ended September 30, 2006. The increase in depreciation of fixed assets and amortization of computer software for the nine months ended September 30, 2007 is due to fixed asset and computer software additions.

Operating Income
Operating income for the nine months ended September 30, 2007 and 2006 was as follows:

	Nine months ended September 30,
(amounts in millions)	2007	2006	$ Change

Total	$312.4	$352.8	$(40.4)

Operating income for the nine months ended September 30, 2007 was $312.4 million, representing a decrease of $40.4 million from operating income of $352.8 million reported for the nine months ended September 30, 2006. The decrease in operating income for the nine months ended September 30, 2007 is a direct result of the revenue and expense trends described above.
Interest Expense, Net
Net interest expense for the nine months ended September 30, 2007 was $144.4 million, compared to $146.5 million reported for the nine months ended September 30, 2006. The decrease in net interest expense of $2.1 million for the nine months ended September 30, 2007 is a result of lower average outstanding debt balances due to debt repayments. Net interest expense for the nine months ended September 30, 2007 includes $10.8 million of non-cash amortization of deferred financing costs, compared to $9.6 million of non-cash amortization of deferred financing costs for the nine months ended September 30, 2006.
Income Taxes
The effective tax rate on income before income taxes of 41.8% for the nine months ended September 30, 2007 compares to 38% on income before income taxes for the nine months ended September 30, 2006. As a result of the IRS settlement in July 2007, we recognized additional interest expense of $1.4 million and $0.9 million related to the taxable years 2004 and 2005, respectively. The effective tax rate for the nine months ended September 30, 2007 is reflective of this interest expense as well as changes in estimates for state and local tax and additions to our liability for unrecognized tax benefits.

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
In July 2007, The Dun & Bradstreet Corporation (“D&B”) advised us that it would not appeal the IRS’ determination of deficiencies with respect to the remaining Legacy Tax Matter (as defined in the 2006 10-K) and that amounts on deposit with the IRS were more than sufficient to fund such deficiencies. Accordingly, all Legacy Tax Matters have now been resolved.
Item 1A. Risk Factors
No changes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 3. Defaults Upon Senior Securities
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Document

4.1	Fourth Supplemental Indenture, dated as of October 2, 2007, by and among R.H. Donnelley Inc., as issuer, R.H. Donnelley Corporation, as guarantor, the subsidiary guarantors, named therein, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to R.H. Donnelley Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2007, Commission File No. 333-59287)

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2007 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2007 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY INC.
Date: November 6, 2007	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Karen E. Palczuk
Karen E. Palczuk
Interim Controller and Assistant Vice President — Process and Performance Management (Interim Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

4.1	Fourth Supplemental Indenture, dated as of October 2, 2007, by and among R.H. Donnelley Inc., as issuer, R.H. Donnelley Corporation, as guarantor, the subsidiary guarantors, named therein, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to R.H. Donnelley Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2007, Commission File No. 333-59287)

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2007 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2007 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith.